Form 10-Q
period 1995-09-30
MEDPLUS CORP
filed 1995-12-15
CIK 812805

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q

(Mark One)
 X
___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                September 30, 1995
For the quarterly period ended _________________________________________

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period  from ____________________ to ________________

                        0-16286
Commission file number _________________________________________________


                          MEDPLUS CORPORATION
________________________________________________________________________
        (Exact name of registrant as specified in its charter)

Delaware                                       95-4082020
________________________________________________________________________
(State or other jurisdiction of     (IRS Employer identification number)
incorporation or organization)

8 S. Nevada Ave., Ste. 500, Colorado Springs, Colorado       80903
________________________________________________________________________
(address of principle executive offices)                   (Zip Code)

                               719-575-0044
________________________________________________________________________
            (Registrants telephone number, including area code)

121 E. Pikes Peak Ave., Ste. 226-A, Colorado Springs, Colorado     80903
________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No
                            ---      ---

                    APPLICABLE ONLY TO ISSUERS INVOLVED
                      IN BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all
documents and reports required to be filed by section 13 or
15 (d) of the Securities Exchange Act of 1934 subsequent to
the distribution requirements under a plan confirmed by a
court.   Yes    No
            ---   ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                 Outstanding at December 13, 1995
_________________________________________________________________________
Common Stock, Par-Value               6,157,874
_________________________________________________________________________
$.001 per share
_________________________________________________________________________

                          MEDPLUS CORPORATION

                          REPORT ON FORM 10-Q


                           TABLE OF CONTENTS


PART I                                                  PAGE NUMBER
------                                                  -----------

ITEM 1. - FINANCIAL INFORMATION

        Balance Sheets at September 30, 1995
          and March 31, 1995 . . . . . . . . . . . . . . .   3

        Statements of Operations for the
          Three Months and Six Months Ended
          September  30, 1995 and September 30, 1994 . . .   5

        Statements of Cash Flows for the
          Six Months Ended September 30, 1995
          and September 30, 1994 . . . . . . . . . . . . .   6

        Notes to Financial Statements. . . . . . . . . . .   7

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS . . . . . . . . . . . . . . . . . .  10

PART II
-------

       Other Information . . . . . . . . . . . . . . . . .  11

       Exhibit Index . . . . . . . . . . . . . . . . . . .  13

       Signature Page. . . . . . . . . . . . . . . . . . .  14

                                 PART I
                     ITEM 1.  FINANCIAL INFORMATION
                          MEDPLUS CORPORATION



CONSOLIDATED BALANCE SHEETS

ASSETS                             SEPTEMBER 30, 1995     MARCH 31, 1995
------
                                      (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents               $   623               $14,212
Accounts receivable
Prepaid expenses and other
    current assets                          696                 1,238
                                        -------               -------

Total current assets                      1,319                15,450
                                        -------               -------

PROPERTY:
Office Equipment                         12,428                17,428
Furniture and Fixtures
Leasehold Improvements
                                        -------               -------

Total                                    12,428                17,428
Less accumulated depreciation             8,290                 7,047
                                        -------               -------

      Net property                        4,138                10,381
                                        -------               -------

OTHER ASSETS:
Goodwill  (Net of amortization
of $ 16,806 at September 30, 1995
and $ 15,906 at March 31, 1995           26,073                26,973
                                        -------               -------

Total other assets                       26,073                26,973
                                        -------               -------

TOTAL ASSETS                            $31,530               $52,804
                                        -------               -------
                                        -------               -------

                See accompanying notes to financial statements

MEDPLUS CORPORATION
-------------------

CONSOLIDATED BALANCE SHEETS  Continued


                                         SEPTEMBER 30, 1995     MARCH 31, 1995
LIABILITIES AND SHAREHOLDERS' EQUITY        (UNAUDITED)

CURRENT LIABILITIES:

Accounts payable and accrued
  expenses                                  $   208,542         $   196,267
Notes payable (Note 4)                           66,526             170,783
Deferred Salaries                               171,580             171,580
                                            -----------          -----------

Total current liabilities                       446,648             538,630
                                            -----------          -----------

Long Term Note Payable (Note 4)                 117,555             123,555

Total liabilities                               564,203             662,185
                                            -----------          -----------

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
    authorized 2,000,000 shares;
    no shares outstanding
Common stock, $.001 par value;
    authorized, 30,000,000 shares;
    issued and outstanding, 6,157,874
    and 3,943,922 shares at September
    30, 1995 and March 31, 1995
    respectively                                 19,851              17,838
Additional paid in capital                    6,531,341           6,324,712
Accumulated deficit                          (7,083,865)         (6,951,931)
                                            -----------          -----------

Net shareholders' equity                       (532,673)           (609,381)
                                            -----------          -----------

TOTAL                                       $    31,530          $   52,804
                                            -----------          -----------
                                            -----------          -----------

                See accompanying notes to financial statements

                              MEDPLUS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                THREE MONTH PERIOD               SIX MONTH PERIOD
                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                -------------------             -------------------
                                1995          1994              1995          1994
                                ----          ----              ----          ----

REVENUES:                  $    8,548     $   23,620        $    21,951   $   68,547
---------

EXPENSES:
---------
General and Administrative     38,567        111,847             69,020      185,824
Sales and Marketing            38,802         35,414             84,866      103,809
                           ----------     ----------         ----------    ---------

Total Expenses                 77,369        147,261            153,886      289,633
                           ----------     ----------         ----------   ----------

Operating Loss                (68,821)      (123,641)          (131,935)    (221,082)

OTHER INCOME:
-------------
Interest Income                                    3                               4
                           ----------     ----------         ----------    ---------

Total Other Income                                 3                               4

Net Loss                      (68,821)      (123,638)          (131,935)    (221,082)

Net Loss Per Share of
  Common Stock                  (0.01)         (0.03)             (0.03)       (0.07)

Weighted Average Number
  of Common Shares
  Outstanding               5,419,890      3,974,297          4,282,607    3,274,171


                 See accompanying notes to financial statements

                           MEDPLUS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                         SIX MONTH PERIOD ENDED

                                                               SEPTEMBER 30,
                                                         1995              1994
                                                         ----              ----
CASH FLOWS (USED BY) OPERATING ACTIVITIES:
Net loss                                              ($131,935)        ($221,082)
Adjustments to reconcile net income (loss) to net
    cash from (used) by operating activities:
    Depreciation and amortization                         2,143             8,463
    (Increase) decrease in assets:
       Prepaid expenses and other current
          assets                                            542             8,483
       Prepaid offering                                                    38,686
Increase (decrease) in liabilities:
      Accounts payable and accrued expenses              12,275           108,593
                                                      ---------          ---------
Total cash provided (used) by operating activities     (116,975)          (56,857)

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Proceeds from sale of equipment                           5,000
                                                      ---------          ---------
Total cash provided (used) by investing activities        5,000

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Payment on long term debt                                (6,000)
Payment of note payable                                (103,806)          (10,500)
Issuance of common stock                                208,192            64,999
                                                      ---------          ---------
Total cash from (used by) financing activities           98,386            54,499

Increase (decrease) in cash and cash equivalents        (13,589)           (2,358)
Cash and cash equivalents at beginning of period         14,212             2,925
                                                      ---------          ---------

Cash and cash equivalents at end of period                  623               567
                                                      ---------          ---------
                                                      ---------          ---------


                           MEDPLUS CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GOING CONCERN

    The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the Company's most recent 10-K for the fiscal year ended March 31, 1995, the Company has incurred significant losses from operations during each of the three years ended March 31, 1995. The fact that the Company has continued to incur operating losses and other factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time in the absence of additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds needed for the successful operation of the Company.

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended September 30, 1995 and March 31, 1995, and the results of operations and its cash flows for the six month periods ended September 30, 1995 and September 30, 1994. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

    INCOME TAXES - As of September 30, 1995 the Company has net operating loss carry forwards of approximately $5,209,000, which can be utilized in future periods to offset future taxable income. The net operating loss carry forwards begin expiring in the year 2000. Due to the Company's net operating loss position and carry forwards the adoption of SFAS 109 has no material impact.

    The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended March 31, 1995, included in the Company's Annual Report on Form 10-K.

3.  COMPUTATION OF NET LOSS PER SHARE

    Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants are not included because their effect would be antidilutive.

4. NOTE PAYABLE TO RELATED PARTIES

   Notes Payable at September 30 and March 31,1995 consists of the following:

                                                 SEPTEMBER 30, 1995  MARCH 31, 1995
                                                 ------------------  --------------
                                                     (UNAUDITED)
    Unsecured note payable to Company
          director bearing interest at 10%
          per annum, $10,000 together
          with accrued interest, and $15,000
          together with accrued interest, is
          payable upon the Company obtaining
          $100,000 and $500,000 in equity
          financing, respectively                    $ 25,000          $ 25,000


    Unsecured note payable to the former
         President and Director of the Company
         bearing interest at 18% per annum. This
         note is past due and under dispute            40,500            40,500

    Unsecured note payable to the President
         of the Company bearing interest at 18%
         per annum. During August, 1995, the
         payee elected to convert the total due,
         together with accrued interest, into shares
         of the Company's common stock                                   59,504

   Unsecured note payable to partnership
         controlled by the President of the
         Company bearing interest at 18% per
         annum. During August, 1995, the
         payee elected to convert the total due,
         together with accrued interest, into
         shares of the Company's common stock                            44,302

    Unsecured note payable to a former
         shareholder and officer of the Company
         which was in dispute over amounts owed
         at March 31, 1994. The Company
         accrued $139,000 at March 31, 1994.
         The dispute was settled during the
         year ended March 31, 1995 through
         the issuance of a $171,288 note payable.
         The note is non-interest bearing, due in equal monthly installments of $2,000 from May 1995 through April 1997
         in addition to a balloon payment of


         $123,288 payable May 1997. This
         note has been discounted $46,256 to
         reflect an effective interest rate of 18%    119,032           125,032
                                                     --------          --------

       Total:                                         184,532           294,338
       Less current portion:                          (66,977)         (170,783)
                                                     --------          --------
       Long-term portion:                            $117,555          $123,555
                                                     --------          --------
                                                     --------          --------

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had working capital of ($445,329) compared to working capital of ($523,180) at March 31, 1995. The increase in working capital is primarily due to the conversion of debt to the Company's common stock by a related party (See Note 4 to Financial Statements).

The Company's liquidity position is severely strained. Liquidity needs are currently being met from internally generated funds. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Although the Company is actively engaged in activities with intent to raise equity financing, in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations.

RESULTS OF OPERATIONS

Revenue derived from the sale of the Company's services decreased 64% from $23,620 during the three month period ended September 30, 1994 to $8,548 during the three month period ended September 30, 1995 and decreased 68% from $68,547 during the six month period ended September 30, 1994 to $21,951 during the six month period ended September 30, 1995. The Company's revenue decrease is primarily attributable to a decline in approval rates by the Company's lender. The Company has since signed an agreement with a new lender which should improve the Company's overall approval rates (See PART II, ITEM 5. OTHER INFORMATION).

General and administrative expenses decreased 66% to $38,567 during the three month period ended September 30, 1995 as compared to $111,847 during the three month period ended September 30, 1994 and decreased 63% to $69,020 during the six month period ended September 30, 1995 as compared to $185,824 during the six month period ended September 30, 1994. The decrease of 66% and 63%, respectively, is due primarily to a decrease in support personnel, and related expenses, in an effort to reduce overhead expense.

Sales and marketing expenses increased 10% to $38,802 during the three month period ended September 30, 1995 as compared to $35,414 during the three month period ended September 30, 1994 and decreased 18% to $84,866 during the six month period ended September 30, 1995 as compared to $103,809 during the six month period ended September 30, 1994. The decrease of 18% is due primarily to a reduction in operating personnel, and related expenses, due to the Company's severely limited operating capital.

                          PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     On July 13, 1995 the Company signed a letter of intent to acquire Surgical Funding Group, Inc., located in Irvine, California for stock. In November, 1995 the Company completed the acquisition. Surgical Funding Group, Inc. provides patient financing to a significant provider base of plastic surgeons nation wide and has a strong presence in California. Under the terms of the agreement Surgical Funding will retain its present marketing facilities in California. Also P. James Voloshin, MD, Surgical Funding's President and founder, has accepted a nomination to serve on the Board of Directors of MEDPLUS.

     In August ,1995 the Company completed an agreement to form a joint-venture with Senior Care Action Network(""SCAN'') located in Scottsdale, Arizona. SCAN is the owner of a Preferred Provider Organization (""PPO'') of nursing homes, home health care and other services dedicated to the health care needs of senior citizens. SCAN is also affiliated with National Health & Safety Corporation (""NHS'') and is the authorized representative for its Power X Consumer Wholesale Buying Service which offers discounts for a comprehensive line of health care products and services, including the SCAN PPO network. The objective of the joint-venture will be to enhance the demand for the Company's products by adding certain other related health care products and services made available to the Company by SCAN. SCAN will be able to expand the market for its products and services by offering them to the Company's present and future client base through the Company's marketing arrangement with Interchange, Inc.

     In November, 1995 the Company reached an agreement with Care Card Northwest (""Care Card'') to provide Care Card's two health care credit cards, Care Card NorthwestT and Care Line NorthwestT, to health care, death care and veterinary care providers across the nation. The Care Card Northwest and Care Line Northwest programs are financed under an agreement between Care Card Northwest and United States Bank of Oregon, a U.S. Bancorp Company, Member FDIC. Both MEDPLUS and Care Card are in the health care financial services industry providing patient financing to health care providers. Under the terms of the agreement MEDPLUS and Care Card Northwest will mutually develop and expand Care Card's health care credit card and loan programs. MEDPLUS will market the Care Card products in all states other than Washington and Oregon through its nationwide marketing affiliates. MEDPLUS will also transfer its provider/merchant account base to the Care Card Northwest program. It is expected that this relationship with Care Card Northwest will significantly improve MEDPLUS' approval rates to its health care providers across the nation.

     On November 22, 1995 the Company offered a letter of intent to acquire Yes Charge, located in Ventura, California for stock. Yes Charge markets a non-recourse credit card to Dental Care providers throughout the State of California. As of the date of this submission the offer has neither been accepted or rejected.

     On November 4, 1995 the Company moved its corporate headquarters to 8 S. Nevada Ave., Ste. 500, Colorado Springs, Colorado, 80903. The Company is subleasing approximately 1700 square feet of office space.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

     (a) The following exhibit is attached hereto:

     Exhibit
       No.           Title of Document
     -------         -----------------
       27            Financial Data Schedule

                                  EXHIBIT INDEX


     Exhibit
       No.           Title of Document
     -------         -----------------
       27            Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDPLUS CORPORATION


December 13, 1995                       James W. Snyder
                                        -------------------------------
                                        James W. Snyder, Chairman and
                                        Chief Executive Officer

December 13, 1995                       Robert A. Spade
                                        -------------------------------
                                        Robert A. Spade, President

December 13, 1995                       Robert T. Ryman
                                        -------------------------------
                                        Robert T. Ryman, Vice President
                                        of Finance, Chief Financial Officer