Form 10-Q
period 1995-12-31
MEDPLUS CORP
filed 1996-03-25
CIK 812805

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(Mark One)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
EXCHANGE ACT OF 1934

For the quarterly period ended                   December 31, 1995
                               -----------------------------------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
EXCHANGE ACT OF 1934

For the transition period  from                       to
                               ----------------------    ---------------------

Commission file number                      0-16286
                        ------------------------------------------------------

                   MEDPLUS CORPORATION
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

Delaware                                    95-4082020
----------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer identification number)
 incorporation or organization)

8 S. Nevada Ave., Ste. 500, Colorado Springs, Colorado                80903
------------------------------------------------------------------------------
(address of principle executive offices)                        (Zip Code)

                             719-575-0044
------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X      No
                                        -------     ------

                        APPLICABLE ONLY TO ISSUERS INVOLVED
                          IN BANKRUPTCY PROCEEDINGS DURING
                              THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution requirements under a plan confirmed
by a court.   Yes        No
                 ----      ----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Class                                Outstanding at March 19, 1996
------------------------------------------------------------------------------
  Common Stock, Par-Value                          8,878,611
------------------------------------------------------------------------------
  $.001 per share
------------------------------------------------------------------------------

                                MEDPLUS CORPORATION

                                REPORT ON FORM 10-Q


                                 TABLE OF CONTENTS


PART I                                                          PAGE
------                                                          ----
NUMBER
------

ITEM 1. - FINANCIAL INFORMATION

       Balance Sheets at December 31, 1995
             and March 31, 1995                                    3

       Statements of Operations for the
             Three Months and Nine Months Ended
             December  31, 1995 and December 31, 1994              5

       Statements of Cash Flows for the
             Nine Months Ended December 31, 1995
             and December 31, 1994                                 6

       Notes to Financial Statements                               7

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                          10

PART II
-------
           Other Information                                      12

           Exhibit Index.                                         14

           Signature Page                                         15

                                       PART I
                           ITEM 1.  FINANCIAL INFORMATION
                                MEDPLUS CORPORATION

CONSOLIDATED BALANCE SHEETS


ASSETS                               December 31, 1995     March 31, 1995
                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                $       2,153        $    14,212
Accounts receivable
Prepaid expenses and other
  current assets                                    15              1,238
                                         -------------       ------------
Total current assets                             2,168             15,450
                                          ------------       ------------
PROPERTY:
Office Equipment                                16,966             17,428
Furniture and Fixtures                           1,982
Leasehold Improvements
                                         -------------       ------------

Total                                           18,948             17,428
Less accumulated depreciation                    9,074              7,047
                                          ------------       ------------

Net property                                     9,874             10,381
                                          ------------       ------------
OTHER ASSETS:
Customer List  (Net of amortization
of $208 at December 31, 1995
and none at March 31, 1995)                      4,792
Goodwill (Net of amortization
of $17,256 at December 31, 1995
and $15,906 at March 31, 1995)                  25,623             26,973
                                          ------------       ------------

Total other assets                              30,415             26,973
                                           -----------       ------------

TOTAL ASSETS                              $     42,457       $     52,804
                                          ------------       ------------
                                          ------------       ------------


                    See accompanying notes to financial statements

MEDPLUS CORPORATION

CONSOLIDATED BALANCE SHEETS  CONTINUED


                                           December 31, 1995    March 31, 1995
LIABILITIES AND SHAREHOLDERS' EQUITY             (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued
      expenses                                   $   236,050       $   196,267
Notes payable (Note 4)                                66,526           170,783
Deferred Salaries                                    171,580           171,580
                                                 -----------       -----------

Total current liabilities                            474,156           538,630
                                                 -----------       -----------

Long Term Note Payable (Note 4)                      117,555           123,555


Total liabilities                                    591,711           662,185
                                                 -----------       -----------

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
    authorized 2,000,000 shares;
    no shares outstanding
Common stock, $.001 par value;
    authorized, 30,000,000 shares;
    issued and outstanding, 6,157,874
    and 3,943,922 shares at December 31, 1995
    and March 31, 1995 respectively                   20,508            17,838
Additional paid in capital                         6,574,271         6,324,712
Accumulated deficit                               (7,144,033)       (6,951,931)
                                                 ------------       ----------

Net shareholders' equity                            (549,254)         (609,381)
                                                 ------------      -----------

TOTAL                                            $    42,457       $    52,804
                                                 ------------      -----------
                                                 ------------      -----------


                    See accompanying notes to financial statements

                                MEDPLUS CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)



                                        Three Month Period                   Nine Month Period
                                        Ended December 31,                   Ended December 31,
                                        ------------------                   ------------------
                                      1995              1994              1995                1994
                                      ----              ----              ----                ----
REVENUES:                         $  17,211         $  17,782             $  39,162      $  86,329

EXPENSES:
General and Administrative           26,642            30,243                95,793        216,068
Sales and Marketing                  50,606            30,154               135,472        133,962
                                  ---------         ---------             ---------      ---------

Total Expenses                       77,248            60,397               231,265        350,030
                                  ---------         ---------             ---------      ---------

Operating Loss                      (60,037)          (42,615)             (192,103)     ( 263,701)

OTHER INCOME:
Interest Income                                                                                  4
                                  ---------         ---------             ---------      ---------

Total Other Income                                                                               4

Net Loss                            (60,037)          (42,615)            ( 192,103)     ( 263,697)

Net Loss Per Share of
    Common Stock                      (0.01)            (0.01)                (0.04)         (0.06)

Weighted Average Number of
   Common Shares Outstanding      6,157,874         4,210,422             4,795,442      4,093,968



                    See accompanying notes to financial statements

                                 MEDPLUS CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                        NINE MONTH PERIOD ENDED

                                                                               December 31,
                                                                        1995               1994
                                                                        ----               ----
CASH FLOWS (USED BY) OPERATING ACTIVITIES:
Net loss                                                           ($192,103)          ($263,697)
Adjustments to reconcile net income (loss) to net
    cash from (used) by operating activities:
    Depreciation and amortization                                      3,585              11,645
    (Increase) decrease in assets:
       Prepaid expenses and other current
          assets                                                       1,223               8,046
       Prepaid offering                                                                   38,686
Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                           39,783             121,240
                                                                ------------        ------------
Total cash provided (used) by operating activities                  (147,512)            (84,080)

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Retirement and sale of property, plant and equipment                   5,000              37,828
                                                                ------------        ------------
Total cash provided (used) by investing activities                     5,000              37,828

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Payment on long term debt                                             (6,000)
Payment of note payable                                             (104,257)            (29,000)
Proceeds from issuance of short term debt                                                 39,800
Issuance of common stock                                             240,710              64,999
                                                                ------------         -----------
Total cash from (used by) financing activities                       130,453              75,799

Increase (decrease) in cash and cash equivalents                     (12,059)             29,547
Cash and cash equivalents at beginning of period                      14,212               2,925

Cash and cash equivalents at end of period                             2,153              32,472
                                                                ------------         -----------
                                                                ------------         -----------

NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock in exchange for assets                       13,081



                                 MEDPLUS CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GOING CONCERN

    The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the Company's most recent 10-K for the fiscal year ended March 31, 1995, the Company has incurred significant losses from operations during of the years ended March 31, 1995, 1994 and 1993 and at March 31, 1995 and 1994 have negative working capital and negative shareholders' equity. Additionally, the Company has been unable to generate revenues on a sustained basis. These factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds needed for the successful operation of the Company.(See Part II Other Information, Item 5)

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended December 31, 1995 and March 31, 1995, and the results of operations and its cash flows for the nine and three month periods ended December 31, 1995 and December 31, 1994. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

    INCOME TAXES - As of December 31, 1995 the Company has net operating loss carry forwards of approximately $5,271,000, which can be utilized in future periods to offset future taxable income. The net operating loss carry forwards begin expiring in the year 2000. Due to the Company's net operating loss position and carry forwards the adoption of SFAS 109 has no material impact.

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

4.  NOTE PAYABLE TO RELATED PARTIES

    Notes Payable at December 31 and March 31,1995 consists of the following:

                                            December 31, 1995   March 31, 1995
                                              (Unaudited)
    Unsecured note payable to Company
       director bearing interest at 10%
       per annum, $10,000 together
       with accrued interest, and $15,000
       together with accrued interest, is
       payable upon the Company obtaining
       $100,000 and $500,000 in equity
       financing, respectively                   $25,000           $25,000

    Unsecured note payable to the former
       President and Director of the
       Company bearing interest at 18%
       per annum. This note is past due
       and under dispute                          40,500            40,500

    Unsecured note payable to the
       President of the Company bearing
       interest at 18% per annum. During
       August, 1995, the payee elected to
       convert the total due, together
       with accrued interest, into shares
       of the Company's  common stock                               59,504

    Unsecured note payable to partnership
       controlled by the President of the
       Company bearing interest at 18% per
       annum. During August, 1995, the
       payee elected to convert the total
       due, together with accrued interest,
       into shares of the Company's common
       stock                                                        44,302

    Unsecured note payable to a former
       shareholder and officer of the
       Company which was in dispute over
       amounts owed at March 31, 1994.
       The Company accrued $139,000 at
       March 31, 1994. The dispute was
       settled during the year ended March
       31, 1995 through issuance of a
       $171,288 note payable. The note is
       non-interest bearing, due in equal
       monthly installments of $2,000
       from May 1995 through April 1997
       in addition to a balloon payment of



       $123,288 payable May 1997. This
       note has been discounted $46,256 to
       reflect an effective interest rate
       of 18%                                      119,032           125,032
                                                   -------           -------
    Total:                                         184,532           294,338
    Less current portion:                          (66,977)         (170,783)
                                                 ---------         ---------
    Long-term portion:                           $ 117,555         $ 123,555
                                                 ---------         ---------
                                                 ---------         ---------


                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had working capital of ($ 471,988) compared to working capital of ($ 523,180) at March 31, 1995. The increase in working capital is primarily due to the conversion of debt to the Company's common stock by a related party (See Note 4 to Financial Statements). The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes, from shareholders of the Company, along with deferred salaries accrued by officers of the Company.

The Company's liquidity position is severely strained. Liquidity needs are currently being met from the proceeds of a private placement sold pursuant to Regulation D under the Securities Act of 1933. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $500,000 in equity or debt financing in order to sustain operations for the next twelve months following the period ended December 31, 1995. However, as of December 31, 1995 there were no serious discussions, and therefore, no viable offers of equity or debt financing for the Company to consider. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. Although the Company is actively engaged in activities with intent to raise equity financing, in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations. As of December 31, 1995 there were no known demands, commitments and uncertainties affecting cash flows other than normal accounts payable demands.(See Part II Other information, Item 5)

RESULTS OF OPERATIONS

Revenue derived from the sale of the Company's services decreased 3% from $ 17,782 during the three month period ended December 31, 1994 to $ 17,211 during the three month period ended December 31, 1995 and decreased 55 % from $ 86,329 during the nine month period ended December 31, 1994 to $ 39,162 during the nine month period ended December 31, 1995. The Company's decrease in revenues for the nine months ended December 31, 1995 is primarily attributable to a decline in approval rates by the Company's former lender. In November, 1995 the Company signed an agreement with Care Card Northwest ("Care Card") to provide Care Card's two health care credit cards , Care Card Northwest and Care Line Northwest-TM-, to health care, death care and veterinary care providers across the nation. The Care Card programs are financed under an agreement between Care Card and United States Bank of Oregon, a U.S. Bancorp Company, Member FDIC. It is expected that this relationship with Care Card will significantly improve MEDPLUS' approval rates to its health care providers across the nation.

Also in November, 1995, the Company acquired Surgical Funding Group, ("SFG"), a provider of health care financing to plastic surgeons nationwide located in Irvine, California. Revenues generated by the acquisition of SFG for the three month period ended December 31, 1995 were $15,059. Without the acquisition of SFG, revenues for the three month period ended December 31, 1995 would have totaled $2,152 and for the nine months ended December 31, 1995 would have totaled $24,103. The decrease in revenues for the three and nine month period ended December 31, 1995 is due to a decrease in lending operations as the Company transitioned its provider base over to the Care Card Northwest product lines. (See PART II, ITEM 5. OTHER INFORMATION).

Revenues pertaining to annual and network access fees for the three month period ended December 31, 1995 decreased 75% to $585 from $2,302 during the three month period December 31, 1995 and decreased 86% to $3,860 from $27,614 for the nine month period ended December 31, 1995. The decrease in annual and network access fees are due primarily to the lack of operating capital to support the Company's marketing plan.

General and administrative expenses decreased 12% to $ 26,642 during the three month period ended December 31, 1995 as compared to $ 30,243 during the three month period ended December 31, 1994 and decreased 56% to $ 95,793 during the nine month period ended December 31, 1995 as compared to $ 216,068 during the nine month period ended December 31, 1994. The decrease of 12% and 56% respectively, is due primarily to a decrease in support personnel, and related expenses, in an effort to reduce overhead expense.

Sales and marketing expenses increased 68% to $ 50,606 during the three month period ended December 31, 1995 as compared to $ 30,154 during the three month period ended December 31, 1994 and increased 1% to $ 135,472 during the nine month period ended December 31, 1995 as compared to $ 133,962 during the nine month period ended December 31, 1994. The increases are due primarily to the acquisition of Surgical Funding Group and their related Sales and Marketing expenses. Without the acquisition of Surgical Funding Group, Sales and Marketing expense would have increased 18% to $35,542 during the three month period ended December 31, 1995 as compared to $30,154 during the three month period ended December 31, 1994 and decreased 10% to $120,407 during the nine month period ended December 31, 1995 as compared to $133,962 during the nine month period ended December 31, 1994. The increase of 18% during the three month period ended December 31, 1995 is due primarily to increased travel expense related to the Surgical Funding Group acquisition and the Care Card Northwest Agreement. The decrease of 10% is due primarily to a reduction in operating personnel, and related expenses, due to the Company's severely limited operating capital.

                              PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently involved in a lawsuit incidental to its business. Management does not believe that the lawsuit will have a material adverse effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES

              None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

              None

ITEM 5.  OTHER INFORMATION

    On July 13, 1995 the Company signed a letter of intent to acquire Surgical Funding Group, Inc., located in Irvine, California for stock. In November, 1995 the Company completed the acquisition. Surgical Funding Group, Inc. provides patient financing to a significant provider base of plastic surgeons nationwide and has a strong presence in California. Under the terms of the agreement Surgical Funding will retain its present marketing facilities in California. Also P. James Voloshin, MD, Surgical Funding's President and founder, has accepted a nomination and been elected to serve on the Board of Directors of MEDPLUS.

    In November, 1995 the Company reached an agreement with Care Card Northwest ("Care Card") to provide Care Card's two health care credit cards, Care Card Northwest-TM- and Care Line Northwest-TM-, to health care, death care and veterinary care providers across the nation. The Care Card Northwest and Care Line Northwest programs are financed under an agreement between Care Card Northwest and United States Bank of Oregon, a U.S. Bancorp Company, Member FDIC. Both MEDPLUS and Care Card are in the health care financial services industry providing patient financing to health care providers. Under the terms of the agreement MEDPLUS and Care Card Northwest will mutually develop and expand Care Card's health care credit card and loan programs. MEDPLUS will market the Care Card products in all states other than Washington and Oregon through its nationwide marketing affiliates. MEDPLUS will also transfer its provider/merchant account base to the Care Card Northwest program. It is expected that this relationship with Care Card Northwest will significantly improve MEDPLUS' approval rates to its health care providers across the nation.

    On November 22, 1995 the Company offered a letter of intent to acquire Yes Charge, located in Ventura, California for stock. Yes Charge markets a non-recourse credit card to Dental Care providers throughout the State of California. On February 26, 1995 Yes Charge accepted the letter of intent and negotiations are continuing.

    On November 4, 1995 the Company moved its corporate headquarters to 8 S. Nevada Ave., Ste. 500, Colorado Springs, Colorado, 80903. The Company is subleasing approximately 1700 square feet of office space.

    On February 28, 1996, the Company executed a non-binding Letter of Intent with Starboard Holding Co. (Starboard), located in the Cayman Islands, to complete a private placement purchase of the Company's common stock. Under the terms of the letter of intent Starboard will purchase 28,125,000 shares of the Company's common stock at a purchase price of $0.3556 per share resulting in net proceeds to the Company of approximately $8,500,000. In addition, Starboard will be granted warrants to purchase up to an additional 9,375,000 shares of the Company's common stock, over a period of 48 months, at purchase prices ranging from $0.25 to $1.00 per share. In addition to the sale of common stock to Starboard, the Company will agree to increase the size of its Board of Directors to a total of seven (7) members four (4) of whom will be representatives of Starboard. The funds will be used by the Company to implement its marketing plan, to fund future acquisitions and for operating capital. The sale of the Company's common stock is subject to the approval by the Company's shareholders to an increase in its authorized shares of common stock from 30,000,000 to 100,000,000 shares and to entering into a mutually satisfactory formal stock purchase agreement no later than April 1, 1996.

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


                                       MEDPLUS CORPORATION

March 19, 1996                         James W. Snyder
                                       -----------------------------
                                       James W. Snyder, Chairman and
                                       Chief Executive Officer

March 19, 1996                         Tim C. Deherrera
                                       -----------------------------
                                       Tim C. DeHerrera, President

March 19, 1996                         Robert T. Ryman
                                       -----------------------------
                                       Robert T. Ryman, Vice President
                                       of Finance, Chief Financial
                                       Officer and Chief Accounting
                                       Officer.