Form 10-K/A
period 1995-03-31
MEDPLUS CORP
filed 1996-04-18
CIK 812805

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                   AMENDMENT

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
          MARCH 31, 1995                                       0-16286

                             MEDPLUS CORPORATION
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                     95-4082020
(State of other jurisdiction of identification        (IRS Employer number)
    incorporation or organization)

     8 S. NEVADA AVE., STE. 500
     COLORADO SPRINGS, COLORADO                               80903
(Address of Principal Executive Offices)                    (Zip Code)

   Registrant's telephone number,
       including area code:                               (719) 575-0044

      Securities registered pursuant to section 12(g) of the Act:

                       COMMON STOCK, $.001 PAR VALUE
                             (Title of class)

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of voting common stock held by non affiliates of the registrant was approximately $ 460,000 based on the last reported average bid and asked price of the common stock on the NASDAQ Bulletin Board Reporting System on July 12, 1995.

The number of shares outstanding of the issuer's common stock as of July 12, 1995: 3,943,922.

                              MEDPLUS CORPORATION

                                     PART I

ITEM 1.  BUSINESS

     MEDPLUS CORPORATION ("the Company") was incorporated in Delaware in December, 1986 under the name Vision Technologies International, Inc., primarily for the purpose of the design, research, development, manufacture and sale of intraocular lenses and other ophthalmic devices and products. Management of the Company, in late 1992, decided to redirect the Company's activities into the health care financial services industry. As a result, in November, 1992, the Company acquired a 100% interest in the stock and assets of Lincoln Professional Services Corporation ("LPS") and Patient Plus, Inc. ("PPI"). Both LPS and PPI are chartered in the State of Texas and have been in the medical and dental patient financing business since 1988. PPI originally operated under the name Lincoln Professional Services Corporation and uses the trade name of PATIENT PLUS - Registered Trademark - for its product portfolio. PPI solicits, trains, and works as a liaison between health care professionals and lenders. Both LPS and PPI are wholly owned subsidiaries of MEDPLUS CORPORATION. The Company intends to utilize the PPI identity for all of its direct health care provider activities.

     In November, 1992, Financial Health Network, Inc., a Colorado corporation involved in marketing patient financing to health care providers, merged with the Company's LPS subsidiary. LPS began brokering patient financing to dentists in early 1988 under the name of PORCELAIN CREDIT. Due to its acceptance by the dental community, by mid-1989 the program had been expanded to include audiologists, hospitals, day surgery centers, and medical doctors under the tradename PATIENT PLUS.

     In January, 1993, the Company's Articles of Incorporation were amended to change the Company's name to MEDPLUS CORPORATION to more adequately reflect the nature of its current and future operations. The Company maintains corporate headquarters in Colorado Springs, Colorado.

INDUSTRY BACKGROUND

     The health care industry has experienced significant changes over the past decade in the way health care providers are reimbursed and has put pressure on health care managers to control and reduce costs while maintaining the quality of patient care. The new payment methods, including prospective fixed price payments (DRG's), managed care discounts, selective-price contracts and capitated payment arrangements now require providers to have a much better understanding of the actual costs associated with providing health care products and services.

     Changes in the quantity and the quality of health care reimbursement, as well as the realization that operational effectiveness and efficiencies could be gained through the utilization of outside vendors and services has led to the creation of numerous support and service industries in the health care environment. For example, the last decade has seen a tremendous increase in managed care facilities, consolidation of "for profit" hospitals, practice management consulting firms, centralized billing agencies, temporary staffing agencies, reimbursement management consulting firms, claims management and electronic claims processing service bureaus. The Company believes that its products and services are positioned within this health care market.

     The Company's primary objective is to capitalize on current and future opportunities, in the health care industry, by addressing the problems brought about by a unique combination of poor consumer economics and a growing crisis in health care costs. Many households in the United States are now spending up to 25% of household income for health care products and services. This self-pay portion of health care expenditures reached approximately $160 Billion in 1993. Estimates indicate that this component of the overall health care bill will continue to grow at approximately 15% annually.

PRODUCTS

     The health care industry entails several different components. The Company's products are positioned in the credit component of the industry. More specifically, the Company's products are involved in pre-funding the self-pay portion of patient health care and specialty receivables. Pre-funding would be described predominantly as cash advance and credit arrangements with health care and specialty providers.

     The Company has developed two products, through its Lincoln Professional Services Corporation subsidiary, to generate non-recourse, pre-funded or cash advanced funding for health care and other specialty providers while offering consumers of health care and other specialty services convenient and manageable financing programs. These products are:

               1. PATIENT PLUS -Registered Trademark-
               2. CURRENT CARE -TM-

     PATIENT PLUS - The PATIENT PLUS product provides the health care provider a pre-funded, or cash advance, payment of approximately 95% of the patient's self-pay accounts receivable balance. The Company's lenders purchase the self-pay portion of the health care provider's qualified patient self-pay receivables on a non-recourse basis. The Company's revenues are derived from a service fee that is deducted from the receivable balance paid to the health care provider. Annual and network access fees are collected from participating health care providers and, generally, the product provides the provider their money within a week to ten days. Once approved by the lender the health care consumer, or patient, receives a private label PATIENT PLUS credit card which can be used at any health care or specialty establishment participating in the PATIENT PLUS network program.

     CURRENT CARE - CURRENT CARE is a service designed specifically for the funeral home, or death care, industry and functions in much the same manner as the Company's PATIENT PLUS product. The Company's lenders purchase the death care provider's qualified client receivables on a non-recourse basis and advance the provider approximately 95% of the client's accounts receivable balance. Once again the Company's revenues are derived from a service fee that is deducted from the receivable balance paid to the death care provider. Annual and network access fees are collected from the participating funeral homes and the funeral home receives its money within a week to ten days. Once approved by the lender the death care consumer receives a PATIENT PLUS credit card which also can be used at any health care, or specialty, establishment participating in the PATIENT PLUS network program.

MARKETING

     The primary market for the Company's products is a broad base of health care and specialty providers. The Company markets its private label credit card by entering into licensing and support agreements with industry leaders in each of several specialty areas of the health care and death care industries. The Company manages and services these agreements with a largely identical underlying portfolio of products. However, marketing differentiation is accomplished through a series of sales strategies in combination with the Company's private label finance package designed to address the specific needs of each individual specialty.

     The Company primarily markets its products and services through an independent sales representative organization comprised of 248 sales representatives throughout the United States and has contracted with an alliance partner currently marketing the Company's product to the death care industry. In both cases, these partners have an established, ongoing relationship with the provider and have existing members and/or sales organizations nationwide. The Company continues to identify and market to prospective alliance companies. The Company's marketing arrangements provide national coverage while reducing the costs associated with an in-house sales organization.

     In addition to the marketing arrangements mentioned above, the Company will continue direct marketing to specific target markets. The Company's direct marketing efforts will continue to focus on select provider accounts, such as hospital and clinic systems, as well as consumer groups.

     COMPETITION

     The self-pay patient financing industry is fragmented and consists of many small firms similar to the Company. There are firms with greater resources and larger client bases than the Company's, however, there are no clear market leaders in this segment.

     The Company currently anticipates that there are between 40 and 50 firms which it could identify as competitors throughout the United States. The number of firms competing within the industry remains relatively small without any significant large company participants. However, the nature of the health care crisis today and the increasing awareness among consumers and providers of health care has created a particularly keen awareness of this emerging market. As a result, the Company has seen an increasing number of start-ups and expects to see new entrants to the market over time.

     Although there are a few competitor organizations that have been providing products and services for some number of years the industry remains relatively immature. There are currently no centralized associations, national organizations, or organized industry groups. This is largely the result of the regional and fragmented nature of the industry. The Company anticipates that as the industry grows and matures, and as more health care providers become aware of the services that the industry has to offer, opportunities for growth through acquisition may occur.

PRODUCT LIABILITY INSURANCE

     Due to the nature of the Company's current and future activities, the Company does not currently carry Product Liability Insurance nor does the Company foresee a need for such coverage in the future.

TRADEMARKS

     The Company currently has one registered trademark, "PATIENT PLUS
- -Registered Trademark- " along with its respective design. The Company and its subsidiaries utilize this mark in connection with the marketing and identification of certain of its products and services. The Company believes this mark is valuable and material to it and its subsidiaries' marketing efforts.

EMPLOYEES

     At March 31, 1995, the Company had 6 employees. None of the Company's employees are represented by a labor organization. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTY

     The Company's facilities are comprised of a 3,800 square foot administrative office and a 2000 square foot storage storage unit/warehouse in Colorado Springs, Colorado. The office space is owned by a Real Estate Limited Partnership of which an officer and director of the Company is the Managing General Partner who has not charged the Company rent for use of the space. The office space is suitable, adequate and fully utilized.

The Company's storage unit/warehouse in Colorado Springs is used for storage of Company records and files and is leased on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently involved in lawsuits incidental to its business. Management does not believe that any of the lawsuits will have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year ended March 31, 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 17, 1987, the Company made an initial public offering of 5,185,000 shares of common stock at a price of $1.00 per share* as Vision Technologies International, Inc.. The Stock is traded on the NASDAQ Bulletin Board under the symbol MPPI. The high and low bid prices are set forth through March 31, 1995 by fiscal quarter on the following table:


BID                                               HIGH BID   LOW BID
- ---                                               --------   -------
1st quarter ended June 30, 1987                     N/A      N/A
2nd quarter ended September 30, 1987**              2 1/2    1
3rd quarter ended December 31, 1987                 2 3/4      3/8
4th quarter ended March 31, 1988                    1 3/8      3/4

1st quarter ended June 30, 1988                     1 1/2      15/16
2nd quarter ended September 30, 1988                2 1/16     7/8
3rd quarter ended December 31, 1988                 2 7/16   1 3/4
4th quarter ended March 31, 1989                    1 3/4      7/8

1st quarter ended June 30, 1989                       31/32    3/4
2nd quarter ended September 30, 1989                  27/32    3/8
3rd quarter ended December 31, 1989                   5/8      1/4
4th quarter ended March 31, 1990                      9/32     1/16

1st quarter ended June 30, 1990                       5/8      1/8
2nd quarter ended September 30, 1990                  5/8      1/8
3rd quarter ended December 31, 1990                   3/8      1/16
4th quarter ended March 31, 1991                      3/8      1/8

1st quarter ended June 30, 1991                       3/8      1/32
2nd quarter ended September 30, 1991                  5/8      1/32
3rd quarter ended December 31, 1991                   1/16     1/32
4th quarter ended March 31, 1992*                     11/16    1/32

1st quarter ended June 30, 1992                       1/4      1/16
2nd quarter ended September 30, 1992                  1/4      1/16
3rd quarter ended December 31, 1992                   1/2      1/8
4th quarter ended March 31, 1993                      1/2      1/8


1st quarter ended June 30, 1993                       9/16     1/16
2nd quarter ended September 30, 1993                  7/8      3/8
3rd quarter ended December 31, 1993                   15/16    7/16
4th quarter ended March 31, 1994                      11/16    1/4

1st quarter ended June 30, 1994                       11/16    1/4
2nd quarter ended September 30, 1994                  5/16     1/32
3rd quarter ended December 31, 1994                   1/4      1/20
4th quarter ended March 31, 1995                      1/4      1/14

* In February 1992 the Company effected a 1 for 10 reverse stock split. One new share was exchanged for each pre-existing 10 common shares. The tables above do not reflect an adjustment of stock prices but rather are actual historic prices based on the number of shares issued and outstanding at each period. The March 31, 1992 prices incorporate the reverse stock split and shares outstanding upon completion of the reverse stock split.

   The Company has not declared any cash dividends on its common equity in the past two years and has no present intention to pay cash dividends in the foreseeable future.

** Period from September 18, 1987 to September 30, 1987.

   The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. On July 12, 1995, the closing price of the Company's common stock on the NASDAQ Bulletin Board was $.17 bid and $.21 asked. As of July 12, 1995 and to the best of the Company's knowledge, there were approximately 700 holders of its common stock.

ITEM 6.   SELECTED FINANCIAL DATA

   The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The data includes results of operations of acquired companies subsequent to the effective date of each acquisition. The selected consolidated financial data for the five fiscal years ended March 31, 1995 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                YEAR ENDED MARCH 31,
                               1995        1994        1993        1992          1991
                               ----        ----        ----        ----          ----

Revenues                    $ 103,523   $  52,468   $  17,654   $       0   $   583,286
Income/(Loss)
  From Operations            (480,924)   (588,611)   (478,156)   (280,017)   (1,381,590)
Income/(Loss)
 From Operations
 Per Share                      (0.12)      (0.14)      (0.13)      (0.18)        (1.05)


                                                 YEAR ENDED MARCH 31,
                                1995       1994        1993        1992          1991
                                ----       ----        ----        ----          ----
Total  Assets               $  52,804   $ 218,960   $ 398,021   $ 542,178    $1,382,813
Total Liabilities             662,184     550,966     378,667     147,058       678,526
Working Capital*             (523,180)   (498,300)   (154,910)    207,096        22,955
Long Term Debt
 and Capitalized
 Leases                       123,555           0       4,587           0             0
Stockholders' Equity         (609,381)   (332,006)     19,354     395,120       704,287


NOTE

* In computing the Company's working capital for fiscal year 1991, management considered it appropriate to exclude deferred revenue related to product sales to Staar Surgical due to ongoing litigation with Staar Surgical. If such deferred revenue was included in the determination of working capital at March 31, 1991 the Company's working capital would have been negative ($182,863) and the Company's current liabilities would have been higher than its current assets by approximately $182,863.

Prior to 1993, the Company was in the business of the design, research, development, manufacture and sale of intraocular lenses and other ophthalmic products. Management of the Company, in late 1992, decided to redirect the Company's activities into the health care financial services industry. Therefore, the revenues for the year ended March 31, 1991 are associated with the liquidation of certain assets pertaining to the Company's prior activities. The Company had no operations during the year ended March 31, 1992 as it was in the process of redirecting the Company's activities into other viable industries and was inactive save for administrative expenses. As stated above, the Company, in late 1992, decided to redirect the Company's activities into the health care financial services industry through the acquisition of Lincoln Professional Services and Financial Health

Network. All the revenues and start-up costs associated with the Company's operations relating to its health care financial services products are reflected in the Selected Financial Data for the years ended March 31, 1993, 1994 and 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically generated the funds necessary to meet its working capital needs through internally generated funds, the private sale of common stock in August 1987 and prior years, and the sale of common stock in its initial public offering in September 1987.

   At March 31, 1995, the Company had working capital of ($523,180) compared to working capital of ($498,300) at March 31, 1994. The decline in working capital is primarily due to the Company's net loss for the twelve months ended March 31, 1994. The Company's current liabilities are higher than its assets due primarily to borrowings, in the form of one year promissory notes, from shareholders of the Company along with deferred salaries accrued by officers of the Company which are to be paid out of future financings.

   The Company's liquidity position is severely strained. Liquidity needs are currently being met from the proceeds of a private placement sold pursuant to Regulation D under the Securities Act of 1933. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon the Company's ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $500,000 in equity or debt financing in order to sustain operations for the twelve months following the year ended March 31, 1995. However, as of March 31, 1995 there were no serious discussions, and therefore, no viable offers of equity or debt financing for the Company to consider. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. Although the Company is actively engaged in activities with intent to raise equity financing, in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations. As of March 31, 1995 there were no known demands, commitments and uncertainties affecting cash flows other than normal accounts payable demands.

RESULTS OF OPERATIONS

REVENUE

   Revenue derived from the sale of the Company's products was $103,523 for the fiscal year ended March 31, 1995 as compared to $52,468 operating revenue for the fiscal year 1994 and $17,654 operating revenue for fiscal year 1993. The Company's revenue increase over fiscal year 1994 is primarily attributable to the introduction and marketing launch of a new product which resulted in obtaining new customer accounts. The Company spent most of fiscal year 1993 developing its new private label health care credit card during which time the Company did not generate any revenues. The Company introduced its new health care credit card in late December 1993 in twenty eight states. The Company is currently marketing its credit card in forty one states through its Strategic Alliance Marketing Program. The Company's revenue increase in fiscal year 1994 over fiscal year 1993 is primarily attributable to the Company's have a full 12 months of revenues in fiscal Year 1994 as opposed to four months of revenues in fiscal Year 1993 due to product development activities. All of the Company's revenues for the three years ended March 31, 1994 were derived in the domestic market.

   Revenues pertaining to annual and network access fees for the years ended March 31, 1995, 1994 and 1993 were $27,614, $11,512 and less than $1,000 respectively.

OTHER OPERATING EXPENSES

   Sales and Marketing expenses decreased by 25% to $189,385 for the fiscal year ended March 31, 1995 as compared to $253,530 expense for fiscal year 1994 and zero expense for fiscal year 1993. The 25% decrease in sales and marketing expenses during fiscal year 1995 are attributable to cost reduction measures due to the Company's strained financial position. The increase in sales and marketing expenses during fiscal year 1994 is primarily attributable to the Company's transition towards actively marketing and promoting its services under LPS, the development and marketing of its new private label health care credit card and Strategic Alliance Marketing Program. The Company incurred zero sales and marketing expense in fiscal year 1993 attributable to the Company's product development phase.

   General and Administrative expenses increased by 5% to $387,452 during the fiscal year ended March 31, 1995 as compared to $368,557 during fiscal year 1994 and $540,849 during fiscal year 1993. During fiscal year 1995 the Company took charges to General and Administrative expense for prepaid offering costs associated with prior equity offerings totaling $38,686, legal expense associated with the settlement of the Company's facility lease with a previous landlord in California totaling $45,560, a loss on liquidation of assets associated with the Company's move to new administrative offices in December 1994 totaling $19,330 and a writedown of goodwill associated with the acquisition of LPS of $79,346. If not for the charges mentioned above General and Administrative expense for fiscal year 1995 would have decreased 45% to $204,530. The 45% decrease in General and Administrative expense in fiscal year 1995 are attributable again to cost reduction measures due to the Company's strained financial condition. Included in the $387,452 of General & Administrative expense for fiscal year 1995 are approximately $55,000 in accruals for deferred salaries for two officers of the Company who elected to defer part of their annual salary to improve cash flow.

   General and Administrative expenses decreased 32% to $368,557 during fiscal year 1994 as compared to $ 540,849 during fiscal year 1993. The 32% decrease during fiscal year 1994 is primarily attributable to the transition from activities and expense related to the Company's acquisition of LPS towards actively marketing and promoting its services under LPS. Included in the $368,557 of General and Administrative expense for fiscal year 1994 are approximately $82,000 in accruals for deferred salaries for two officers of the Company who elected to defer either all or part of their annual salary to improve cash flow.

NET LOSS

   The Company had a net loss of $480,924 for the fiscal year ended March 31, 1995 as compared to a net loss of $588,611 for fiscal year 1994 and a net loss of $478,156 for fiscal year 1993. The reduction in the Company's net loss for fiscal year 1995 was due to increased revenues combined with cost reduction measures due to the Company's strained financial condition. The increase in the Company's net loss for fiscal year 1994 was primarily a result of reduced operations as the Company developed its new private label credit card and Strategic Alliance Program.

   Interest income for the fiscal year ended March 31, 1995 decreased by 100% to zero as compared to $634 during fiscal year 1994 and $18,084 during fiscal year 1993. The decrease in interest income for fiscal year 1995 is due primarily to the net loss and resultant decrease in cash balances the Company has incurred during the three year period ended March 31, 1995.

   The Company has not been required to pay income taxes for the past three fiscal years due to its net loss position in each of the respective fiscal years.

   Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials or its operating results.

SUBSEQUENT EVENTS

   On April 18, 1995 the Company entered into an agreement with Interchange, Inc. ("Interchange") located in Myrtle Beach, South Carolina. Under the terms of the agreement the Interchange sales force of 248 representatives will offer the Patient Plus credit card to health care providers and their patients as part of their existing finance products portfolio. Interchange representatives are independent contractors who have established a presence in the health care community by marketing proprietary cash management programs to health care providers nationwide.

   On June 5, 1995 the Company signed a letter of intent to form a joint venture with Senior Care Action Network ("SCAN") located in Scottsdale, Arizona. SCAN is the owner of a Proffered Provider Organization ("PPO") of nursing homes, home health care and other services dedicated to the health care needs of senior citizens. SCAN is also affiliated with National Health & Safety Corporation ("NHS") which is the authorized representative for its Power Consumer Wholesale Buying Service which offers discounts for a comprehensive line of health care products and services, including the SCAN PPO network. The objective of the joint venture will be to enhance the demand for the

Company's products by adding certain other related health care products and services made available to the Company by SCAN. SCAN will be able to expand the market for its products and services by offering them to the Company's present and future client base through the Company's marketing arrangement with Interchange.

   On April 21, 1995 a $10,000,000 line of credit was made available to the Company by Refractive Capital Partners, LLC ("RCP"), located in Oceanside, California, for the financing of refractive surgery lasers manufactured by Summit Technology and other manufacturers. Such credit will be marketed by the Company, along with its Patient Plus credit card, to Ophthalmic Surgeons wishing to lease/purchase a refractive surgery laser subject to credit review and approval of the lessees of each transaction.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The report of independent accountants and financial statements appear on page F1 of this report.

ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND  FINANCIAL
          DISCLOSURE

                               None

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See note below.

ITEM 11.  EXECUTIVE COMPENSATION

          See note below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          See note below.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See note below.

     NOTE: The Company intends to file with the Commission within 120 days after March 31, 1995, the close of its fiscal year, the information required by this Part III by amendment or definitive copies of its Proxy Statement for its 1995 Annual Meeting of Stockholders, and pursuant to General Instruction G, the contents of such Proxy Statement are incorporated herein by reference in response to Items 10, 11, 12 and 13 above.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

          (a)  1. Financial Statements

                  The following consolidated financial statements of MEDPLUS CORPORATION are included in part II, Item 8.

                  Consolidated financial statements for the fiscal years ended March 31, 1995, March 31, 1994 and March 31, 1993.

                                                                      PAGE
                                                                      ----
          Reports of independent accountants.......................... F-1

          Balance Sheets at March 31, 1995 and
               March 31, 1994......................................... F-2

          Statements of operations for the years
               ended March 31, 1995, March 31, 1994
               and March 31, 1993..................................... F-3

          Statements of stockholders' equity for
               the years ended March 31, 1995,
               March 31, 1994 and March 31, 1993...................... F-4

          Statement of cash flows for the years
               ended March 31, 1995, March 31, 1994
               and March 31, 1993..................................... F-5

          Notes to financial statements............................... F-6

          (a)  2. Financial Statement Schedules

                   No financial schedules are included herein because they are inapplicable. Schedules not listed are omitted because they are not required under the instructions or because the required information is given in the financial statements or notes thereto.

          (a)  3. Exhibit Index

     EXHIBIT
     NUMBER                   DESCRIPTION
     -------                  -----------
       3.1          Amended and Restated Certificate of Incorporation
                    of Vision Technologies International, Inc.*

       3.2          Certificate of Merger of Varitek Research Inc.
                    and Vision Technologies International, Inc.*

       3.3          By-Laws of the Registrant*

       4.1          Stock Option Plan of the Registrant**

       4.2          Form of Incentive Stock Option Agreement**

       4.3          Form of Non-statutory Stock Option  **

      11.1          Acquisition and Investment in Newly Formed
                    Corporation, Newlensco, Inc. ("Newlensco")***

      15.1          Stock Purchase Agreement For Lincoln
                    Professional Services Corporation and Patient
                    Plus, Inc.*****

      15.2          Certificate of Merger with Lincoln Professional
                    Services Corporation and Financial Health
                    Network, Inc.*****

      15.3 Amended and Restated Certificate of Incorporation of Vision Technologies International, Inc. to
                    Change the Name of the Company to MEDPLUS
                    CORPORATION******

      16.1          Stock Option Plan of the Registrant*******

      16.2          Business Consulting and Options Agreement with
                    Mr. John Banas********

     * Filed with Registration Statement (Registration Statement No. 33-13006-LA) on Form S-18 on or about April 3, 1987, and incorporated herein by reference.

     **   Filed with Registration Statement (Registration Statement No.
33-21313-LA) on Form S-8 on or about April 20, 1988, and incorporated herein by reference.

     *** Filed on Form 8-K on or about August 30, 1988 (Commission File Number 0-16286) and incorporated herein by reference.

     ***** Filed on Form 8-K on or about November 22, 1992 (Commission File Number 0-16286) and incorporated herein by reference.

     ****** Filed on Form 10-K on or about July 1, 1993 (Commission File Number 0-16286) and incorporated herein by reference.

     ******* Filed with Registration Statement (Registration Statement No. 33-77700) on Form S-8 on or about April 13, 1994, and incorporated herein by reference.

     ******** Filed on Form 8-K on or about May 13, 1994, (Commission File Number 0-16286) and incorporated herein by reference.

     (b)  Reports on Form 8-K

          The following report on Form 8-K was filed during the fiscal quarter ended March 31, 1992 and is incorporated herein by reference.

          - Form 8-K filed February 1, 1992 reporting on the Company's reverse stock split.

          No reports on Form 8-K were filed during the quarter ended March 31 1993.

          The following report on Form 8-K was filed during the fiscal quarter ended March 31, 1994 and is incorporated herein by reference.

          - Form 8-K filed on or about March 25, 1994 reporting on changes in Registrant's Certifying Accountants.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEDPLUS CORPORATION


Date:     February 22, 1996        By     /s/ JAMES W. SNYDER
                                      -------------------------------
                                             James W. Snyder
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                         DATE
          ---------                          -----                         ----
   /s/ JAMES W. SNYDER              Chairman;                       February 22, 1996
- -----------------------------       Chief Executive Officer;
       James W. Snyder              Director


  /s/ Tim C. DeHerrera              President;                      February 22, 1996
- -----------------------------


   /s/ Robert T. Ryman              V.P. of Finance;                February 22, 1996
- -----------------------------       Chief Financial Officer
       Robert T. Ryman              Chief Accounting Officer


                                 [LETTERHEAD]




INDEPENDENT AUDITORS' REPORT

MEDPLUS CORPORATION
Colorado Springs, CO


We have audited the accompanying consolidated balance sheets of Medplus Corporation and its subsidiaries (Medplus) as of March 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the three years in the period ended March 31, 1995. These consolidated financial statements are the responsibility of Medplus' management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Medplus as of March 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years ended March 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Medplus will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Medplus' significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ STOCKMAN KAST RYAN & SCRUGGS P.C.
- ---------------------------------------

Colorado Springs, Colorado
July 7, 1995

MEDPLUS CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND 1994
- ------------------------------------------------------------------------------

                                                                           1995         1994
                                                                           ----         ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .   $   14,212     $   2,925
Prepaid expenses and other current assets. . . . . . . . . . . . . .        1,238        49,741
                                                                       ----------    ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,450        52,666
                                                                       ----------    ----------

PROPERTY (Note 1)
Office equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       17,428        15,000
Furniture, fixtures and leasehold improvements . . . . . . . . . . .                     51,284
                                                                       ----------    ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,428        66,284
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .        7,047        12,379
                                                                       ----------    ----------

Net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,381        53,905
                                                                       ----------    ----------

GOODWILL - (Net of accumulated amortization of $15,906 and
  $9,162 in 1995 and 1994, respectively - Note 1). . . . . . . . . .       26,973       112,389
                                                                       ----------    ----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   52,804     $ 218,960
                                                                       ----------    ----------
                                                                       ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .   $  162,220     $  79,523
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       34,047       148,393
Deferred salaries. . . . . . . . . . . . . . . . . . . . . . . . . .      171,580        93,050
Current portion of notes payable to related parties (Note 3) . . . .      170,783       230,000
                                                                       ----------    ----------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      538,630       550,966
LONG-TERM PORTION OF NOTE PAYABLE (Notes 3 and 7). . . . . . . . . .      123,555
                                                                       ----------    ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      662,185       550,966
                                                                       ----------    ----------

SHAREHOLDERS' DEFICIT
Preferred stock,$.001 par value; authorized 2,000,000
  shares; no shares issued or outstanding
Common stock; $.001 par value; authorized, 30,000,000
  shares; issued and outstanding, 3,943,922 and 4,210,422
  in 1995 and 1994, respectively (Notes 5 and 6) . . . . . . . . . .       17,838        18,105
Common stock subscribed, $.001 par value; 881,000 shares . . . . . .          881
Additional paid-in capital (Notes 5 and 6) . . . . . . . . . . . . .    6,323,831     6,120,896
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (6,951,931)   (6,471,007)
                                                                       ----------    ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (609,381)     (332,006)
                                                                       ----------    ----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   52,804    $  218,960
                                                                       ----------    ----------
                                                                       ----------    ----------



See notes to consolidated financial statements.
- ------------------------------------------------------------------------------

MEDPLUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
- -----------------------------------------------------------------------------

                                                 1995        1994        1993
                                              ---------   ---------   ---------
REVENUE....................................   $ 103,523   $  52,468   $  17,654
                                              ---------   ---------   ---------
OPERATING EXPENSES
General and administrative.................     387,452     368,557     540,849
Sales and marketing........................     189,385     253,530
                                              ---------   ---------   ---------
Total......................................     576,837     622,087     540,849
                                              ---------   ---------   ---------
Loss from operations.......................    (473,314)   (569,619)   (523,195)
                                              ---------   ---------   ---------

OTHER INCOME (EXPENSE)
Interest expense...........................      (7,610)    (19,626)     (1,653)
Interest income............................                     634      18,094
Other income (Note 8)......................                              28,598
                                              ---------   ---------   ---------
Total......................................      (7,610)    (18,992)     45,039
                                              ---------   ---------   ---------
NET LOSS...................................   $(480,924)  $(588,611)  $(478,156)
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------
NET LOSS PER SHARE.........................   $   (0.12)  $   (0.14)  $   (0.13)
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING................   4,032,460   4,169,396   3,677,089
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------

See notes to consolidated financial statements.
- -----------------------------------------------------------------------------

MEDPLUS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
- -----------------------------------------------------------------------------


                                            COMMON STOCK      ADDITIONAL    COMMON                                      NET
                                        -------------------    PAID-IN       STOCK      ACCUMULATED     NOTES       SHAREHOLDERS'
                                         SHARES     AMOUNT     CAPITAL     SUBSCRIBED     DEFICIT     RECEIVABLE   EQUITY (DEFICIT)
                                        ---------   -------   ----------   ----------   -----------   ----------   ----------------
BALANCE, March 31, 1992..............   1,543,756   $15,438   $5,903,072                $(5,404,240)   $(119,150)      $ 395,120

Issuance of common stock (Note 8)....   2,400,000     2,400      349,990                                                 352,390
Note received from shareholder/
  officer with stock issuance........                                                                   (250,000)       (250,000)
Forgiveness of notes receivable......                           (369,150)                                369,150
Net loss.............................                                                      (478,156)                    (478,156)
                                        ---------   -------   ----------                -----------    ---------       ---------
BALANCE, March 31, 1993..............   3,943,756    17,838    5,883,912                 (5,882,396)                      19,354

Issuance of common stock.............     266,666       267      199,733                                                 200,000
Contribution of capital..............                             37,251                                                  37,251
Net loss.............................                                                      (588,611)                    (588,611)
                                        ---------   -------   ----------                -----------    ---------       ---------
BALANCE, March 31, 1994..............   4,210,422    18,105    6,120,896                 (6,471,007)                    (332,006)

Issuance of common stock.............     230,000       230       64,770                                                  65,000
Issuance of common stock to satisfy
  accounts payables..................      25,000        25        6,225                                                   6,250
Common stock returned at no cost.....    (671,500)     (672)         672
Issuance of common stock at no cost..     150,000       150         (150)
Common stock subscribed..............                            131,418      $881                                       132,299
Net Loss.............................                                                      (480,924)                    (480,924)
                                        ---------   -------   ----------      ----      -----------    ---------       ---------
BALANCE, March 31, 1995..............   3,943,922   $17,838   $6,323,831      $881      $(6,951,931)   $               $(609,381)
                                        ---------   -------   ----------      ----      -----------    ---------       ---------
                                        ---------   -------   ----------      ----      -----------    ---------       ---------

See notes to consolidated financial statements.
- -----------------------------------------------------------------------------

MEDPLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993
- -------------------------------------------------------------------------------


                                                            1995         1994         1993
                                                            ----         ----         ----
CASH FLOWS USED BY OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . .   $(480,924)   $(588,611)   $(478,156)
Adjustments to reconcile net loss to net cash
 and cash equivalents used by operating activities:
   Depreciation and amortization . . . . . . . . . . .      14,021       16,946        4,495
   Loss on sale of note receivable . . . . . . . . . .                    8,775
   Loss on write down of goodwill. . . . . . . . . . .      79,346
   Write-off of deferred offering costs  . . . . . . .      38,686
   Loss on sale of furniture and fixtures. . . . . . .      19,330
   Gain on land sales. . . . . . . . . . . . . . . . .                               (28,268)
   Decrease (increase) in prepaid and other assets . .       9,817      (41,157)      (1,365)
   Increase in accounts payable and accrued
    liabilities. . . . . . . . . . . . . . . . . . . .      46,881      152,382       21,526
                                                         ----------   ----------   ----------

Cash and cash equivalents used in operating
 activities. . . . . . . . . . . . . . . . . . . . . .    (272,843)    (451,665)    (481,768)
                                                         ----------   ----------   ----------

INVESTING ACTIVITIES
Proceeds from sale of note receivable. . . . . . . . .                   25,173
Proceeds from investment land sales. . . . . . . . . .                               177,892
Proceeds from sale of furniture and fixtures . . . . .      18,500
Purchased goodwill related to subsidiaries . . . . . .                                29,343
Purchases of property and equipment. . . . . . . . . .      (2,257)     (43,097)     (20,187)
Payments received on notes receivable. . . . . . . . .                                76,552
                                                         ----------   ----------   ----------

Cash and cash equivalents provided by
 (used in) investing activities. . . . . . . . . . . .      16,243      (17,924)     204,914
                                                         ----------   ----------   ----------

FINANCING ACTIVITIES
Proceeds from issuance of notes payable. . . . . . . .     127,632      230,000      211,000
Contribution of capital. . . . . . . . . . . . . . . .                   37,251
Proceeds from common stock subscribed. . . . . . . . .     132,299
Proceeds from issuance of common stock . . . . . . . .      71,250                     2,390
Payments on notes payable. . . . . . . . . . . . . . .     (63,294)      (2,291)        (917)
                                                         ----------   ----------   ----------
Cash and cash equivalents provided by financing
 activities. . . . . . . . . . . . . . . . . . . . . .     267,887      264,960      212,473
                                                         ----------   ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . .      11,287     (204,629)     (64,381)

CASH AND CASH EQUIVALENTS, Beginning of year . . . . .       2,925      207,554      271,935
                                                         ----------   ----------   ----------

CASH AND CASH EQUIVALENTS, End of year . . . . . . . .   $  14,212    $   2,925    $ 207,554
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------


See notes to consolidated financial statements.
- -------------------------------------------------------------------------------

MEDPLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL -- MEDPLUS CORPORATION (the "Company") was incorporated in Delaware in December 1986. The Company and its subsidiaries operate in the health care financing industry. It has developed and introduced its private label health care credit card, among other products, for health care patients use in funding the self-pay portion of their health care expenditures. The Company utilizes a consortium of outside lenders to provide the financing for its various products.

    In November 1992, the Company acquired, for $26,500 cash, an $11,000 note and 10,000 shares of common stock of the Company, the business and 100% of the assets and liabilities of Lincoln Professional Services Corporation ("LPS") and PATIENT PLUS, Inc. ("PPI"). Both LPS and PPI are chartered in the State of Texas and have been in the medical and dental patient financing business since 1988. In connection with the acquisition of LPS and PPI, the Company also acquired all of the stock of Financial Health Network, Inc. (FHN) in exchange for 390,000 shares of common stock of the Company and warrants to purchase up to an additional 250,000 shares of its stock at $.50 per share through November 25, 1995. Shares of stock issued in connection with the acquisitions were valued at $0.25 per share, the fair market price at the date of acquisition. The excess of the purchase price over the fair market value of identifiable net assets acquired is recorded as goodwill. LPS and PPI are both wholly-owned subsidiaries of the Company, and their operating results are included in the Company's consolidated results of operations from the date of acquisition. FHN was merged into LPS.

    GOING CONCERN -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred significant losses from operations during the years ended March 31, 1995, 1994 and 1993 and at March 31, 1995 and 1994 have negative working capital and negative shareholders equity. Additionally, the Company has been unable to generate revenue on a sustained basis. These factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds needed for the successful operation of the Company.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

    REVENUE RECOGNITION -- Revenue is recognized when the patient signs a financing agreement with the financial institution and patient vouchers are received from the health care providers.

    PROPERTY -- Property is recorded at cost. Depreciation is computed on the straight-line method over the estimated useful life of the respective assets (generally five to seven years).

    GOODWILL -- Goodwill represents costs in excess of net assets acquired in the acquisition of LPS, PPI and FHN. Amortization is computed on a straight-line basis over the estimated useful life of five years. Annually management evaluates the expected benefits associated with the remaining recorded goodwill in order to determine an appropriate valuation. At March 31, 1995 management determined that the value of the recorded goodwill had declined in 1995 by approximately $79,000. Accordingly this amount has been charged to expense in the 1995 financial statements with a corresponding reduction of goodwill.

    NET LOSS PER SHARE -- Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Stock options and warrants are not included in the calculation of net loss per share because their effect would be antidilutive.

    DEFERRED OFFERING COSTS -- Deferred offering costs of $38,686 were included in prepaid expenses at March 31, 1994 and represented amounts incurred in connection with a proposed offering of the Company's common stock. Since the offering was not successful, the costs were charged to operations during the year ended March 31, 1995.


2.  NOTE RECEIVABLE

    A note receivable consisting of a 9% promissory note due in monthly installments of $520, including interest, and collateralized by real estate was sold during the year ended March 31, 1994 with the Company incurring an immaterial loss on the sale.

3.   NOTE PAYABLE TO RELATED PARTIES

     Notes payable to related parties consist of the following at March 31:

                                                                          1995      1994
                                                                        -------    --------
     Unsecured note payable to Company director bearing
       interest at 10% per annum, $10,000 together with
       accrued interest, and $15,000 together with accrued
       interest, is payable upon the Company obtaining
       $100,000 and $500,000 in equity financing, respectively.......   $ 25,000   $ 25,000

     Unsecured note payable to the former President and
       director of the Company bearing interest at 18% per
       annum. The note is past due...................................     40,500     45,000

     Unsecured note payable to the President of the Company
       bearing interest at 18% per annum. Principal and interest
       payments of $49,108 were past due at March 31, 1994. The
       balance of the note was due in April 1994.....................     59,504     75,000

     Unsecured note payable to partnership controlled by the
       President of the Company bearing interest at 18% per
       annum. Principal and accrued interest was due
       December 15, 1994.............................................     44,302     85,000

     Unsecured note payable to a shareholder and former officer of the Company which was in dispute over amounts owed at
       March 31, 1994. The Company had accrued $139,000 at March
       31, 1994. The dispute was settled during the year ended
       March 31, 1995 through the issuance of a $171,288 note
       payable. The note is non-interest bearing, due in equal
       monthly installments of $2,000 from May 1995 through April
       1997 in addition to a balloon payment of $123,288 payable
       in May 1997. This note has been discounted $46,256 to
       reflect an effective interest rate of 18%.....................    125,032
                                                                        --------   --------
     Total...........................................................    294,338    230,000

     Less current portion............................................    170,783    230,000
                                                                        --------   --------
     Long-term portion...............................................   $123,555   $   -
                                                                        --------   --------
                                                                        --------   --------

     Future payments on the above notes for the years ended March 31, 1996, 1997 and 1998 are $191,306 (including $20,523 of discount),
     $24,000 (including $22,087 of discount) and $123,288 (including $1,646 of discount), respectively.

4.   OPERATING LEASE

     The Company is a party to a noncancelable lease for office space which was to expire July 31, 1997. Under the terms of the lease, the Company prepayed its first eighteen months of rent during the year ended March 31, 1994. The Company vacated this space in December 1994 in an effort to terminate the lease. The office space was leased to another party in 1995. The Company has accrued lease costs through March 31, 1995 of $28,707 and does not expect to incur any additional costs under this lease.

5.   SHAREHOLDERS' EQUITY

     The following table summarizes stock option activity for fiscal years ending March 31, 1995, and 1994:

                                                               1995       1994
                                                           ----------    --------
     Options outstanding at beginning of year...........                  40,000
     Options issued.....................................    2,000,000
     Options exercised..................................     (200,000)
     Options canceled...................................   (1,800,000)   (40,000)
                                                           ----------    --------
     Options outstanding at end of year.................         -          -
                                                           ----------    --------
                                                           ----------    --------

     In April 1989, in connection with a proposed financing, which was not consummated, the Company granted warrants to purchase 100,000 shares of its common stock at $10 per share to unrelated parties. These warrants were fully exercisable at the date of grant and expired in March 1994.

     In April 1994, the Company approved a Stock Option Plan and granted a consultant to the Company the option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.25 per share. The consultant exercised options to purchase 200,000 shares of common stock and the remaining 1,800,000 options expired.

     In April 1992, the Board of Directors of the Company approved a private transaction whereby it sold 2,000,000 shares of its restricted common stock and a common stock purchase warrant to JADREW Corporation (a company controlled by the former President of the Company) for $2,000 cash and a $250,000 promissory note with interest at 8% per annum due in installment payments through January 1996. The common stock purchase warrant entitles JADREW Corporation the right to exercise the warrant between April 1993 and June 1995 and purchase 1,000,000 shares of restricted common stock at $0.50 per share. The $250,000 note was subsequently forgiven.

     In November 1992, in connection with the purchase of LPS, PPI and FHN, the Company issued 400,000 shares of common stock to the shareholders of LPS, PPI and FHN (see Note 1). The Company also granted warrants to purchase 250,000 shares of the Company's common stock at $0.50 per share through November 25, 1995.

     In March 1995 the Company received $132,299 for stock subscriptions. The stock has not been issued as of July 7, 1995.

     At March 31, 1995 and 1994, the Company had outstanding warrants to purchase 2,000,000 and 1,250,000 shares, respectively, of the Company's common stock at $0.20 to $0.75 per share. In June 1995, 1,000,000 warrants expired without being exercised. The remaining warrants expire at various dates through February 1997.

6.   INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of deferred taxes at March 31, 1995 and 1994 are as follows:

                                                                   1995          1994
                                                                   ----          ----
     Deferred tax assets:
       Net operating loss carryforwards . . . . . . . . .      $ 1,726,000   $1,624,000
       Write down of goodwill not deductible. . . . . . .           27,000
       Deferred salaries not deductible . . . . . . . . .           34,000       32,000
                                                               -----------   ----------
                                                                 1,787,000    1,656,000
       Less valuation allowance . . . . . . . . . . . . .       (1,787,000)  (1,656,000)
                                                               -----------   ----------

       Net deferred taxes . . . . . . . . . . . . . . . .      $     -            -
                                                               -----------   ----------
                                                               -----------   ----------

     As of March 31, 1995, the Company's net operating loss carryforward of approximately $5,077,000 which expires beginning in the year 2000. The valuation allowance increased by $131,000 during the year ended March 31, 1995. As of March 31, 1995 and March 31, 1994, the Company has recorded valuation allowances to reduce existing deferred tax assets since the assets are not likely to be realized.

7.   RELATED PARTY TRANSACTIONS

     The Company and one of its shareholders have a dispute over amounts owed under an office space lease arrangement. The Company had accrued
     $139,000 at March 31, 1994. The dispute was settled during the year ended March 31, 1995 through the issuance of a note payable (see Note 3).

     In December 1994, the Company moved its offices to a location owned in part by an officer/director of the Company who has not charged the Company rent for use of the space. This informal lease arrangement may terminate at any time. The Company considers the fair value of the rent provided by the officer/director to be insignificant.

8.   OTHER INCOME

     During the year ended March 31, 1993, other income consisted primarily of profit made from the sale of the Company's land investments.

9.   STATEMENT OF CASH FLOWS

     The Company considers cash on deposit with banks and in money market accounts at brokerage houses to be cash and cash equivalents.

     During the year ended March 31, 1994, a note payable for $200,000 was converted to 266,000 shares of Company common stock.

     During the year ended March 31, 1994, the Company became aware of certain misrepresentations made during the LPS and PPI acquisitions and determined that it would make no further payments on a note payable for $7,792 which was issued in connection with the acquisition of LPS and PPI. Accordingly, the note payable was reduced to zero with a corresponding reduction to goodwill acquired in the LPS and PPI acquisition.

     No income taxes were paid by the Company during the years ended March 31, 1995, and 1994 and 1993.

     Interest paid during the years ended March 31, 1995, 1994 and 1993 was $18,720, $10,056 and $1,653, respectively.