Form 10-Q
period 1996-06-30
MEDPLUS CORP
filed 1996-10-09
CIK 812805

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

               Commission file number 0-16286

                             MEDPLUS CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       95-4082020
-----------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     identification number)


8 S. NEVADA AVE., SUITE 500, COLORADO SPRINGS, CO            80903
-----------------------------------------------------------------------------
(Address of principle executive offices)                   (Zip Code)

                               (719) 575-0044
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


-----------------------------------------------------------------------------
                  (Former name, former address and former
                 fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X      No
                                                     -------      -------

                    APPLICABLE ONLY TO ISSUERS INVOLVED
                     IN BANKRUPTCY PROCEEDINGS DURING
                         THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution requirements under a plan
confirmed by a court   Yes         No
                          -------     -------

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each classes of common stock, as of the latest practicable date.

CLASS                                          OUTSTANDING AT OCTOBER 7, 1996
-----------------------------------------------------------------------------
Common Stock, Par-Value                                   9,529,740
$0.001 per share

                            MEDPLUS CORPORATION

                            REPORT ON FORM 10-Q


                             TABLE OF CONTENTS

PART I                                                           PAGE NUMBER
------                                                           -----------
ITEM 1.  -  FINANCIAL INFORMATION

            Balance Sheets at June 30, 1996 and March 31, 1996...     3

            Statements of Operations for the Three Months
              Ended June 30, 1996 and June 30, 1995..............     5

            Statements of Cash Flows for the Three Months Ended
              June 30, 1996 and June 30, 1995....................     6

            Notes to Financial Statements........................     7

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................     9

PART II

            Other Information....................................    11

            Signature Page.......................................    13

                                    PART I
                        ITEM 1. FINANCIAL INFORMATION
                              MEDPLUS CORPORATION


CONSOLIDATED BALANCE SHEETS

ASSETS                                   JUNE 30, 1996      MARCH 31, 1996
                                         -------------      --------------
                                          (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                    $18,682            $ 7,778
Accounts Receivable                           25,517             23,639
Prepaid expenses and other
    current assets                             5,572                515
                                             -------            -------

Total current assets                          49,771             31,932
                                             -------            -------

PROPERTY:
Office equipment                              16,966             16,966
Furniture and fixtures                         7,983              3,033
Leasehold improvements                         1,358                  0
                                             -------            -------

Total                                         26,307             19,999
Less accumulated depreciation                 11,322             10,072
                                             -------            -------

Net property                                  14,985              9,927
                                             -------            -------

OTHER (Note 2)                                 3,958              4,375
                                             -------            -------

TOTAL ASSETS                                 $68,714            $46,234
                                             -------            -------
                                             -------            -------









                 See accompanying notes to financial statements

MEDPLUS CORPORATION

CONSOLIDATED BALANCE SHEETS  CONTINUED


LIABILITIES AND SHAREHOLDERS' EQUITY     JUNE 30, 1996      MARCH 31, 1996
                                         -------------      --------------
                                          (UNAUDITED)

CURRENT LIABILITIES:

Accounts payable and accrued expenses      $   307,767        $   313,620
Deferred salaries                                3,224              8,073
Current portion of notes payable to
  related parties                              222,470            205,470
                                           -----------        -----------

Total current liabilities                      533,461            527,163
                                           -----------        -----------

Long-term liabilities                                0                  0
                                           -----------        -----------

Total liabilities                              533,461            527,163
                                           -----------        -----------

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
    authorized 2,000,000 shares;
    no shares outstanding
Common stock, $.001 par value;
    authorized 30,000,000 shares;
    issued and outstanding, 9,529,740
    and 8,895,278 shares at June 30, 1996
    and March 31, 1996, respectively.           23,138             22,789
Additional paid in capital                   7,055,192          6,851,145
Accumulated deficit                         (7,543,077)        (7,355,430)
                                           -----------        -----------

Total shareholders' equity                    (464,747)          (480,929)
                                           -----------        -----------

TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                    $    68,714        $    52,804
                                           -----------        -----------
                                           -----------        -----------











                See accompanying notes to financial statements

                             MEDPLUS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                THREE MONTH PERIOD ENDED
                                                        JUNE 30,
                                                ------------------------
                                                   1996          1995
                                                 ---------    ---------
REVENUES:                                        $  46,444    $  13,403

EXPENSES:
General & Administrative                           166,339       30,318
Sales and Marketing                                 67,752       45,928
                                                 ---------    ---------

Total expense                                      234,091       76,246
                                                 ---------    ---------

Operating loss                                    (187,647)     (62,483)

Net loss                                          (187,647)     (62,483)
                                                 ---------    ---------

Net loss per share                                   (0.03)       (0.02)
                                                 ---------    ---------

Weighted average number of common
  shares outstanding                             6,913,021    3,953,268







                See accompanying notes to financial statements

                             MEDPLUS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                       THREE MONTH PERIOD ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          1996         1995
                                                        ---------    --------

CASH FLOWS (USED BY) OPERATING ACTIVITIES:
Net loss                                                $(187,647)   $(62,843)
Adjustments to reconcile net income (loss) to
 net cash from (used) by operating activities:
  Depreciation and amortization                             1,667       1,072
  (Increase) decrease in assets:
    Accounts receivable                                    (1,878)          0
    Prepaid expenses and other current assets              (5,057)          0
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                  (5,853)     10,100
    Deferred salaries                                      (4,849)          0
 Total cash provided (used) by operating activities      (203,617)    (51,323)

CASH FLOWS FROM (USED) BY INVESTING ACTIVITIES:
Investment in property, plant and equipment                (6,308)          0
Proceeds from sale of equipment                                 0       5,000
                                                        ---------    --------
Total cash provided (used) by investing activities         (6,308)      5,000

CASH FLOWS FROM (USED) BY FINANCING ACTIVITIES:
Proceeds from purchase of short-term debt                  44,000           0
Payment on short-term debt                                (27,000)          0
Payment on long-term debt                                       0      (6,000)
Proceeds from issuance of common stock                    203,829      39,500
                                                        ---------    --------
Total cash from (used) by financing activities            220,829      33,500

Increase (decrease) in cash and cash equivalents           10,904     (13,171)
Cash and cash equivalents at beginning of period            7,778      14,212
                                                        ---------    --------

Cash and cash equivalents at end of period              $  18,682    $  1,041
                                                        ---------    --------
                                                        ---------    --------




             See accompanying notes to financial statements

                             MEDPLUS CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the Company's most recent 10-K for the fiscal year ended March 31, 1996, the Company has incurred significant losses from operations during the years ended March 31, 1996, 1995 and 1994 and at March 31, 1996, 1995 and 1994 have negative working capital and negative shareholders' equity. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds need for the successful operation of the Company.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended June 30, 1996 and March 31, 1996, and the results of operations and its cash flows for the three month periods ended June 30, 1996 and June 30, 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

     INCOME TAXES - As of June 30, 1996 the Company has net operating loss carry forwards of approximately $2,051,000 which can be utilized in future periods to offset future taxable income. The net operating loss carry forwards begin expiring in the year 2000. Due to the Company's net operating loss position and carry forwards the adoption of SFAS 109 has no material impact.

     The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended March 31, 1996, included in the Company's Annual Report on Form 10-K.

3.   COMPUTATION OF NET LOSS PER SHARE

     Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants are not included because their effect would be antidilutive.

4.   NOTES PAYABLE TO RELATED PARTIES

     Notes payable at June 30, 1996 and March 31, 1996 consists of the following:

                                                JUNE 30, 1996   MARCH 31, 1996
                                                -------------   --------------
                                                 (UNAUDITED)

     Unsecured note payable to Company
       director bearing interest at 10%
       per annum, $10,000 together with
       accrued interest and $15,000 together
       with accrued interest, is payable upon
       the Company obtaining $100,000 and
       $500,000 in equity financing,
       respectively.                               $ 25,000        $ 25,000

     Unsecured note payable to the former
       President and director of the Company
       bearing interest at 18% per annum. The
       note is past due and is currently under
       dispute.                                      40,500         40,500

     Unsecured note payable to a former
       shareholder and officer of the Company.
       The note is non-interest bearing, due in
       equal monthly installments of $2,000 from
       May 1995 through April 1997 in addition
       to a balloon payment of $123,868 payable
       in May 1997. This note has been
       discounted $24,868 and $46,256 at June 30,
       1996 and March 30, 1996, respectively, to
       reflect an effective interest rate of 18%.
       Payments on this note are currently in
       default.                                     137,970        139,970

     Unsecured note payable to a employee of the
       Company bearing interest at 11%  and is
       due and payable in October, 1996.             19,000              0
                                                   --------       --------

     Total                                         $222,470       $205,470
     Less current portion                           222,470        205,470
                                                   --------       --------

     Long-term portion                             $     --       $     --
                                                   --------       --------
                                                   --------       --------


     As of June 30, 1996, all notes are considered current.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of ($483,690) compared to working capital of ($495,231) at March 31, 1996. The increase in working capital is due primarily to the increase in revenues during the period ended June 30, 1996. The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes from related parties along with accrued payables and expenses.

The Company's liquidity position is severely strained. Liquidity needs are currently being met from revenues and short-term borrowing in the form of promissory notes. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $750,000 to $1,000,000 in equity or debt financing in order to sustain operations for the next twelve months following the period ended June 30, 1996. As of June 30, 1996, the Company was anticipating a capital infusion of $10 million to be received from Starboard Holding Co. ("Starboard") in connection with its planned purchase of 28,125,000 shares of MEDPLUS common stock, pursuant to a previously executed letter of intent. However, Starboard was unable to perform under the terms of the letter of intent and management therefore is considering alternative sources of capital. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations. As of June 30, 1996 there were no known demands, commitments or uncertainties affecting cash flows other than normal accounts payable demands.

RESULTS OF OPERATIONS

Revenue derived from the sale of the Company's services increased 247% from $13,403 during the three month period ended June 30, 1995 to $46,444 during the three month period ended June 30, 1996. The Company's increase in revenues for the three month period ended June 30, 1996 is due to increased loan approval rates and loan volume generation. In November, 1995, the Company signed an agreement with CareCard Northwest-TM- ("CareCard") to provide CareCard's two health care credit cards, CareCard Northwest-TM- and CareLine Northwest-TM- to health care, dental care, death care and veterinary care providers across the nation. The CareCard programs are financed under an agreement between CareCard and United States Bank of Oregon, a U.S. Bancorp Company, Member FDIC. It is expected that this relationship with CareCard will significantly improve the Company's approval rates to its health care providers across the nation.

Also, in November, 1995, the Company acquired Surgical Funding Group ("SFG") located in Irvine, California. SFG is a provider of health care financing to plastic surgeons nationwide. Revenues generated by SFG since its acquisition in November total $77,964.

In April, 1996, the Company acquired Yes Charge located in Ventura, California. Yes Charge is a provider of health care financing to the dental care community nationwide. Revenues generated by Yes Charge since its acquisition in April total $7,161. Without the acquisition of SFG and Yes Charge, revenues for the period ended June 30, 1996 would have totaled $6,383.

Under the Company's current contract with CareCard the Company no longer charges annual fees to its providers.

General and administrative expenses increased 449% to $166,339 during the three month period ended June 30, 1996 as compared to $30,318 during the three month period ended June 30, 1995. The increase of 449% is due primarily to approximately $80,000 in start-up expense for the Company's Occupational Health Care Clinic in Colorado Springs, Colorado (See Party II, Item 5 OTHER INFORMATION).

Sales and marketing expenses increased 48% to $67,752 during the three month period ended June 30, 1996 as compared to $45,928 during the three month period ended June 30, 1995. The increase of 48% is due entirely to sales and marketing expenses associated with the acquisition of SFG and Yes Charge.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is in litigation with a former president of the Company who alleges failure of the Company to make certain payments under a promissory note in the purported amount of $70,000 to $90,000. Management is vigorously contesting this litigation, has denied any failure to pay and has asserted certain counter claims against the former president. No amounts are recorded in the financial statements of the Company, other than the $40,500 note payable (and related accrued interest) to the former president, in anticipation of any losses pursuant to this litigation.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR  SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         In July, 1996 the Company's wholly owned subsidiary, Patient Plus Occupational Health Centers Inc. ("Patient Plus"), opened an occupational health care clinic in Colorado Springs, Colorado. Patient Plus' clinic intends to focus its marketing efforts primarily toward employers and employee groups ranging in size from large to small businesses. Employers have experienced a continuing escalation in Worker's Compensation costs and the Company expects that employers will seek ways to reduce their Worker's Compensation costs and to increase their employees productivity and safety. Along with the delivery of Occupational Health Care to employees injured in the workplace, Patient Plus clinics will also provide case management, physical therapy and other services and programs. Patient Plus intends to develop or acquire other clinics as the Company grows.

         In August, 1996 the Company signed a letter of intent and entered into an Investment Banking Agreement with Wall Street Connections, Inc., headquartered in Clearwater, Florida, for an equity financing of $3 million dollars via a private placement or secondary offering of the Company's common stock. Under the terms of the Agreement Wall Street Connections will enter into an Agreement with R.M. Stark & Co., located in Delray Beach, Florida, as exclusive placement agent for a bridge funding of approximately $750 thousand dollars, in the form of issuance of convertible bonds, and a subsequent offering for approximately $3 million dollars via a private placement or secondary offering of the Company's common stock. The proceeds from this offering will be utilized to expand the Company's marketing activities and for acquisitions.

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

                                   MEDPLUS CORPORATION



October 7, 1996                    By: /s/  JAMES W. SNYDER
                                      -----------------------------------
                                      James W. Snyder, Chairman and
                                      Chief Executive Officer


October 7, 1996                    By: /s/  TIM C. DEHERRERA
                                      -----------------------------------
                                      Tim C. DeHerrera, President and
                                      Chief Operating Officer


October 7, 1996                    By: /s/  ROBERT T. RYMAN
                                      -----------------------------------
                                      Robert T. Ryman, Chief Financial
                                      Officer and Chief Accounting Officer