Form 10-Q
period 1996-09-30
MEDPLUS CORP
filed 1997-04-21
CIK 812805

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-16286
                       -------

                                 MEDPLUS CORPORATION
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-4082020
--------------------------------          -----------------------------------
(State or other jurisdiction of           (IRS Employer identification number)
 incorporation or organization)

8  S. NEVADA AVE.,  STE. 500,  COLORADO SPRINGS, COLORADO     80903
------------------------------------------------------------------------------
(address of principle executive offices)                    (Zip Code)

                                   719-575-0044
               --------------------------------------------------
               (Registrants telephone number, including area code)

------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X      No
                                          -----        -----

                        APPLICABLE ONLY TO ISSUERS INVOLVED
                         IN BANKRUPTCY PROCEEDINGS DURING
                              THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution requirements under a plan confirmed
by a court.   Yes          No
                 -----        -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  CLASS                                 OUTSTANDING AT JANUARY 23, 1997
------------------------------------------------------------------------------
  Common Stock, Par-Value                           10,496,774
------------------------------------------------------------------------------
  $.001 per share
------------------------------------------------------------------------------

                               MEDPLUS CORPORATION

                               REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


PART I                                                             PAGE NUMBER
                                                                   -----------
ITEM 1.  -  FINANCIAL INFORMATION

        Balance Sheets at September 30, 1996
              and March 31, 1996 ......................................  3
        Statements of Operations for the
              Six Months Ended September 30, 1996
              and September 30, 1995...................................  5

        Statements of Cash Flows for the
              Six Months Ended September 30, 1996
              and September 30, 1995...................................  6

        Notes to Financial Statements..................................  7

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS................................................. 10

PART II

       Other Information............................................... 12

       Signature Page.................................................. 14

                                   PART I
                        ITEM 1.  FINANCIAL INFORMATION
                              MEDPLUS CORPORATION



CONSOLIDATED BALANCE SHEETS

ASSETS                            September 30, 1996     March 31, 1996
                                     (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents             $    2,622           $    7,778
Accounts receivable                       17,475               23,639
Inventory  (Note 5)                        5,891
Prepaid expenses and other
  current assets                           5,573                  515
                                      ----------           ----------

Total current assets                      31,561               31,932
                                      ----------           ----------

PROPERTY:
Office Equipment                          45,660               16,966
Furniture and Fixtures                    25,726                3,033
Leasehold Improvements                    87,785
                                      ----------           ----------

Total                                    159,171               19,999
Less accumulated depreciation             19,034               10,072
                                      ----------           ----------

Net property                             140,137                9,927
                                      ----------           ----------

OTHER                                      3,541                4,375
                                      ----------           ----------

TOTAL ASSETS                          $  175,239           $   46,234
                                      ----------           ----------
                                      ----------           ----------


                 See accompanying notes to financial statements

MEDPLUS CORPORATION

CONSOLIDATED BALANCE SHEETS  CONTINUED

                                            September 30, 1996   March 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY           (Unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued
  expenses                                     $   540,063         $   313,620
Notes payable  (Note 4)                            323,371             205,470
Deferred Salaries                                    3,224               8,073
                                               -----------         -----------

Total current liabilities                          866,658             527,163
                                               -----------         -----------

Long term note payable

Total liabilities                                  866,658             527,163
                                               -----------         -----------

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
  authorized 2,000,000 shares;
  no shares outstanding
Common stock, $.001 par value;
  authorized, 30,000,000 shares;
  issued and outstanding, 9,529,740
  and 8,895,278 shares at September 30, 1996
  and March 31, 1996 respectively                   23,248              23,356
Additional paid in capital                       6,987,583           6,851,145
Accumulated deficit                             (7,702,250)         (7,355,430)
                                               -----------         -----------

Net shareholders' equity                          (691,419)           (480,929)
                                               -----------         -----------

TOTAL                                          $   175,239         $    46,234
                                               -----------         -----------
                                               -----------         -----------


                 See accompanying notes to financial statements

                              MEDPLUS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 Three Month Period        Six Month Period
                                 Ended September 30,      Ended September 30,
                             ------------------------   ----------------------
                                 1996        1995          1996        1995
                                 ----        ----          ----        ----

REVENUES:                    $   28,190   $     8,548   $   74,633  $   21,951

EXPENSES:
General and Administrative       82,403       38,567       222,146      69,020
Sales and Marketing              99,607       38,802       199,486      84,866
Operations                       86,443                     89,853

Total expenses                  268,453       77,369       511,485     153,886
                             ----------   -----------   ----------  ----------

Operating loss                 (240,263)     (68,821)     (436,852)   (131,935)

OTHER INCOME:
Interest income                       7                         34
Other Income                     90,000                     90,000
                             ----------   -----------   ----------  ----------

Total other income               90,007                     90,034

Net loss                       (150,256)     (68,821)     (346,818)   (131,935)
                             ----------   -----------   ----------  ----------

Net Loss per share of
  common stock                    (0.02)       (0.01)        (0.04)      (0.03)
                             ----------   -----------   ----------  ----------
                             ----------   -----------   ----------  ----------

Weighted average number of
  common shares outstanding   9,456,407    5,419,890     8,014,829   4,282,607


                            See accompanying financial statements

                              MEDPLUS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      SIX MONTH PERIOD ENDED

                                                            September 30,
                                                         1996           1995
                                                         ----           ----
CASH FLOWS (USED BY) OPERATING ACTIVITIES:
Net loss                                             $ (346,818)     $ (131,935)
Adjustments to reconcile net income (loss) to net
  cash from (used) by operating activities:
  Depreciation and amortization                           9,796           2,143
  (Increase) decrease in assets:
    Accounts receivable                                   6,164
    Inventory                                            (5,891)
    Prepaid expenses and other current
      assets                                             (5,058)            542
    Increase (decrease) in liabilities:
    Accounts payable and accrued expenses               221,594          12,275
                                                     ----------      ----------
Total cash provided (used) by operating activities     (120,213)       (116,975)

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Proceeds from sale of equipment                                           5,000
Additions to property, plant and equipment             (139,172)
                                                     ----------      ----------
Total cash provided (used) by investing activities     (139,172)          5,000

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Purchase of short term debt                             117,901
Payment on long term debt                                                (6,000)
Payment of note payable                                                (103,806)
Issuance of common stock                                136,328         208,192
                                                     ----------      ----------
Total cash from (used by) financing activities          254,229          98,386

Increase (decrease) in cash and cash equivalents         (5,156)        (13,589)
Cash and cash equivalents at beginning of period          7,778          14,212
                                                     ----------      ----------

Cash and cash equivalents at end of period           $    2,622      $      623
                                                     ----------      ----------
                                                     ----------      ----------

                             MEDPLUS CORPORATION

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended September 30, 1996 and March 31, 1996, and the results of operations and its cash flows for the six month periods ended September 30, 1996 and September 30, 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

    INCOME TAXES - As of September 30, 1996 the Company has net operating loss carryforwards of approximately $2,201,000, which can be utilized in future periods to offset future taxable income. The net operating loss carryforwards begin expiring in the year 2000. Due to the Company's net operating loss position and carryforwards the adoption of SFAS 109 has no material impact.

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

4.  NOTES PAYABLE TO RELATED PARTIES

    Notes payable to related parties at September 30, 1996 and March 31, 1996 consists of the following:

                                                   September 30, 1996    March 31, 1996
                                                         Unaudited
                                                   ------------------    --------------
    Unsecured note payable to Company director
     bearing interest at 10% per annum,
     $10,000 together with accrued interest
     and $15,000 together with accrued
     interest, is payable upon the Company
     obtaining $100,000 and $500,000 in
     equity financing, respectively.                      $ 25,000          $ 25,000

    Unsecured note payable to a former officer and
     director of the Company bearing interest
     at 18% per annum. The note is past due
     and is currently under dispute.                        40,500            40,500

    Unsecured note payable to a former shareholder
     and officer of the Company. The note is
     non-interest bearing, due in equal monthly
     installments of $2,000 from May 1995
     through April 1997 in addition to a
     balloon payment of $123,868 payable in
     May 1997. This note has been discounted
     $24,868 and $46,256 at September 30, 1996
     and March 31, 1996, respectively, to reflect
     an effective interest rate of 18%. Payments
     on this note are currently in default.                137,970           139,970

    Unsecured note payable to a employee of the
     Company bearing interest at 11% per
     annum.                                                 18,401                 0

    Secured note payable to a employee of the
     Company bearing interest at 10%
     per annum. Due and payable on
     December 29, 1996. Note is secured
     with stock owned by an officer and
     director of the Company.                               50,000                 0

    Secured note payable to a employee of the
     Company bearing interest at a variable
     rate. Due and payable June 5, 1997.
     Note is secured with stock owned by a
     director of the Company.                               15,000                 0
                                                          --------          --------

    Total                                                 $286,871          $205,470
    Less current portion                                   286,871           205,470
                                                          --------          --------

    Long-term portion                                     $      0          $      0
                                                          --------          --------

    NOTE PAYABLE

    Notes payable to related parties consist of the following:

                                                     September 30, 1996    March 31, 1996
                                                         Unaudited
                                                     ------------------    --------------
     Unsecured note payable to an outside party
      Bearing interest at 12% per annum
      Due and payable on March 5, 1997.                  $ 25,000            $      0
                                                         --------            --------

     Total                                               $ 25,000            $      0
     Less Current portion                                  25,000                   0
                                                         --------            --------

     Long-term portion                                   $      0            $      0
                                                         --------            --------

     Total short-term debt                               $311,871            $205,470
                                                         --------            --------

    As of September 30, 1997, all notes are considered current.

5.  INVENTORIES

    Inventories on hand at September 30, 1996 consist of operating supply inventory for the Company's occupational health care clinic the components of which are the following:

                                                     September 30, 1996    March 31, 1996
                                                         Unaudited
                                                     ------------------    --------------
     Medical supplies                                    $  5,891            $      0
                                                         --------            --------

     Total Inventories                                   $  5,891            $      0
                                                         --------            --------

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of ($ 835,097) compared to working capital of ($ 483,690) at March 31, 1996. The decline in working capital is primarily due to the Company's net loss for the six months ended September 30, 1996. The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes from related parties along with accrued payables and expenses.

The Company's liquidity position is severely strained. Liquidity needs are currently being met from revenues and short-term borrowing in the form of promissory notes. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $ 750,000 to $ 1,000,000 in equity or debt financing in order to sustain operations for the next twelve months following the period ended September 30, 1996. On or about January 20, 1997 the Company received a proposal from R.M. Stark & Company, located in Delray Beach, Florida, with respect to a proposed Public Offering of the Company's common stock in the amount of $ 5 million dollars. Also under terms of a previous letter of intent Wall Street Connections and R.M. Stark & Company will assist the Company in raising approximately $ 800,000 to $ 1,000,000 in bridge financing in the form of issuance of promissory notes convertible into the Company's common stock. The proceeds of this offering will be utilized to expand the Company's marketing activities, for future acquisitions and to reduce the Company's debt. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations. As of September 30, 1996 there were no known demands, commitments or uncertainties affecting cash flows other than normal accounts payable demands. (See Item 5. Other Information.)

RESULTS OF OPERATIONS

Revenue derived from the sale of the Company's services increased 230% from $8,548 during the three month period ended September 30, 1996 to $ 28,190 during the three month period ended September 30, 1996 and increased 240% from $ 21,951
during the six month period ended September 30, 1995 to   $74,633 during the six
month period ended September 30, 1996. The Company's revenue increase during the three month period ended September 30, 1996 is due primarily to $ 19,112 in revenues derived from the Company's occupational health care clinic, located in Colorado Springs, Colorado. The Company opened its occupational health care clinic on or about August 1, 1996 and the $ 19,112 in revenues, mentioned above, represents the clinic's first two months of operations. Revenues derived from sales of the Company's health care credit card services increased slightly to $ 9,078 during the three month period ended September 30, 1996 form $ 8,548 during the three month period ended September 30, 1995. Although revenues realized from sales of the Company's health care credit card services increased slightly during the three month period ended September 30, 1996, the Company's loan volumes generated to United States Bank of Oregon from the sales of its health care credit card services have increased significantly. However, United States Bank of Oregon has unilaterally decided to withhold the revenues owed the Company on this increase in loan volume generation in order to increase its reserve pool for bad debt. The Company is currently in dispute with United States Bank of Oregon , and with Card Northwest-TM-, over the withholding of the Company's revenues and is exploring remedies to this dispute including the possibility of legal action. (See Item 5. Other information)

The increase in revenues during the six month period ended September 30, 1996 is due primarily to the $19,112 in revenues generated by the Company's occupational health care clinic during its first two months of operation along with an increase of 153% in revenues realized from sales of the Company's health care credit card services from $ 21,951 during the six month period ended September 30, 1995 to $ 55,521 during the six month period ended September 30, 1996.

General and administrative expenses increased 114% from $ 38,567 during the three month period ended September 30, 1995 to $ 82,403 during the three month period ended September 30, 1996 and increased 222% from $ 69,020 during the six month period ended September 30, 1995 to $ 222,146 during the six month period ended September 30, 1996. The increase of 114% and 222% during the three month and six month periods ended September 30, 1996 is due primarily to increases in personnel to support the Company's occupational health care clinic in Colorado Springs and personnel to support the Company's health care credit card services in California.

Sales and marketing expenses increased 157% from $ 38,802 during the three month period ended September 30, 1995 to $ 99,607 during the three month period ended September 30, 1996 and increased 135% from $ 84,866 during the six month period ended September 30, 1995 to $ 199,486 during the six month period ended September 30, 1996. The increase of 157% and 135% during the three and six month periods ended September 30, 1996 is primarily due to the addition of sales and marketing personnel and related expenses to promote the Company's occupational health care clinic along with an increase in sales and marketing personnel and related expense for the Company's health care credit card services field offices in California.

Operations expense of $ 86,443 for the three month period ended September 30, 1996 and $ 89,853 for the six month period ended September 30, 1996 represents personnel and related expenses to operate the Company's occupational health care clinic for the first two months of operation during the three month period ended September 30, 1996.

Other income of $ 90,000 for the three month and six month periods ended September 30, 1996 represents a one time recognition of income realized from the default on funds deposited by Pacific Corporate Equities, Inc. to the Company in anticipation a capital infusion of $10 million dollars by Pacific Corporate Equities and Starboard Holding Co. As reported in the Company's report on Form 10-Q for the period ended June 30, 1996 Pacific Corporate Equities and Starboard Holding were unable to perform the anticipated $ 10 million dollar financing therefore under the terms of the letter of intent between the Company and Pacific Corporate Equities the Company retained the $ 90,000 deposited with the Company to hold its exclusivity with regards to the $ 10 million dollar financing.

                          PART II OTHER INFORMATION

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

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5.  OTHER INFORMATION

     On or about November 14, 1996 the Company entered into a letter of intent with Fringe Benefits Management Company ("FBMC"), located in Tallahassee, Florida, to form a strategic alliance relationship to combine products and relationships in a joint effort. Under the terms of the letter FBMC will work with the Company to integrate FBMC's line of employee benefits programs and other relationships or products with the Company's private label credit card and bank card , bank card relationships, electronic data information network and other relationships or products. It is anticipated by both FBMC and the Company that such a strategic relationship would significantly enhance the value and marketability of both FBMC and the Company's products.

     On or about January 10, 1997 the Company signed an agreement with Credit Card Management Corporation of Evansville, Indiana ("CMC") whereby CMC will be the exclusive provider of processing and support services for the Company's private label credit card and merchant locations nationwide. In addition, CMC will assist the Company in selecting one or more appropriate financial lending institutions, with which CMC has an existing relationship, and act as a conduit towards negotiating lending agreements between the Company and such financial lending institutions. CMC provides processing and support services for small to medium-sized banks who are credit card issuers but cannot be profitable providing their own processing and support services due to low loan volume generation. CMC contracts with First Data Corporation ("FDC"), the largest credit card processor in the world, to provide the electronic data information systems and networks to operate their programs. By having the ability to contract and deal with more than one lending institution the Company will be in a position control over its own program.

     On or about January 20, 1997 the Company received a revised letter of intent from R.M. Stark & Company with respect to a proposed Public Offering of the Company's common stock in the amount of Five Million Dollars ($5,000,000.00) of which One Million Dollars ($1,000,000.00) will be offered on a "firm commitment" basis and Four Million Dollars ($4,000,000.00) will be offered on a "best efforts" basis. The proceeds from this offering will be utilized to expand the Company's marketing activities, for future acquisitions and to reduce the Company's debt.

     On or about January 23, 1997 signed a letter of intent with American Insurance Marketing Corporation ("AIMC") and Maryland Southern Life Insurance ("MSLI"), a Global Health Services/The Southern Group JV, to integrate the Company's line of health care financial service products with AIMC and MSLI's line of employee fringe benefits products. Under the terms of the letter the Company will work towards providing AIMC and MSLI access to the Company's health care credit card capabilities, bank credit card relationships , credit processing relationships, health care claims processing relationships among other financial and health care products or services. AIMC and MSLI will work towards integrating the Company's health care credit card with AIMC's line of benefits products along with access to AIMC's laser card relationship, laser card software technology, plan administration and benefits administration and other products or relationships. AIMC and MSLI market a Erisa Trust Health Plan and a discount PPO group to employers and associations in six Mid-Atlantic States. The health plan lives associated with AIMC and MSLI are projected to be 1.8 million.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDPLUS CORPORATION


August 11, 1994                         James W. Snyder
                                        ----------------------------------
                                        James W.. Snyder, President and
                                        Chief Executive Officer



August 11, 1994                         Robert T. Ryman
                                        ----------------------------------
                                        Robert T. Ryman, Vice President
                                        of Finance; Chief Financial Officer;
                                        Secretary and Treasurer