Form 10-Q/A
period 1996-12-31
MEDPLUS CORP
filed 1997-05-06
CIK 812805

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________

                       Commission file number   0-16286

                               MEDPLUS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     95-4082020
--------------------------------          ------------------------------------
(State or other jurisdiction of           (IRS Employer identification number)
 incorporation or organization)

8  S. NEVADA AVE., STE. 500, COLORADO SPRINGS, COLORADO             80903
--------------------------------------------------------          ----------
      (address of principle executive offices)                    (Zip Code)

                                  719-575-0044
               ---------------------------------------------------
               (Registrants telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS                                 OUTSTANDING AT APRIL 30, 1997
  ---------------------------------------------------------------------------
  Common Stock, Par-Value                       11,151,726
  ---------------------------------------------------------------------------
  $.001 per share
  ---------------------------------------------------------------------------

                               MEDPLUS CORPORATION

                               REPORT ON FORM 10-Q


                                TABLE OF CONTENTS


PART I                                                               PAGE NUMBER
                                                                     -----------
ITEM 1.  -  FINANCIAL INFORMATION

           Balance Sheets at December 31, 1996
                 and March 31, 1996. . . . . . . . . . . . . . . .       3

           Statements of Operations for the
                 Nine Months Ended December 31, 1996
                 and December 31, 1995 . . . . . . . . . . . . . . . .   5

           Statements of Cash Flows for the
                 Nine Months Ended December 31, 1996
                 and December 31, 1995 . . . . . . . . . . . . . . . .   6

           Notes to Financial Statements . . . . . . . . . . . . .       7

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS. . . . . . . . . . . . . . . . . . . . .      11

PART II

          Other Information. . . . . . . . . . . . . . . . . . . .      13

          Signature Page . . . . . . . . . . . . . . . . . . . . .      15

                                     PART I
                         ITEM 1.  FINANCIAL INFORMATION
                               MEDPLUS CORPORATION


CONSOLIDATED BALANCE SHEETS

ASSETS                                    December 31, 1996    March 31, 1996
                                             (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                  $        7,676       $      7,778
Accounts receivable                                25,744             23,639
Inventory  (Note 5)                                 3,804
Prepaid expenses and other
    current assets                                  5,573                515
                                           --------------       ------------

Total current assets                               42,797             31,932
                                           --------------       ------------
PROPERTY:
Office Equipment                                   45,660             16,966
Furniture and Fixtures                             25,726              3,033
Leasehold Improvements                             87,785
                                           --------------       ------------
Total                                             159,171             19,999
Less accumulated depreciation                      26,418             10,072
                                           --------------       ------------
Net property                                      132,753              9,927
                                           --------------       ------------

OTHER                                               3,541              4,375
                                           --------------       ------------

TOTAL ASSETS                               $      179,091       $     46,234
                                           --------------       ------------
                                           --------------       ------------

                 See accompanying notes to financial statements

                               MEDPLUS CORPORATION

CONSOLIDATED BALANCE SHEETS  CONTINUED


                                          December 31, 1996    March 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY         (Unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued
   expenses                                  $    587,237       $    313,620

Notes payable  (Note 4)                           363,310            205,470
Deferred Salaries                                  40,685              8,073
                                             ------------       ------------
Total current liabilities                       1,076,232            527,163
                                             ------------       ------------
Long term note payable                             85,000                  0

Total liabilities                               1,076,232            527,163
                                             ------------       ------------
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
    authorized 2,000,000 shares;
    no shares outstanding
Common stock, $.001 par value;
    authorized, 30,000,000 shares;
    issued and outstanding, 9,529,740
    and 8,895,278 shares at
    December 31, 1996 and
    March 31, 1996 respectively                    23,248             23,356
Additional paid in capital                      7,013,334          6,851,145
Accumulated deficit                            (7,933,723)        (7,355,430)
                                             ------------       ------------
Net shareholders' equity                         (897,141)          (480,929)
                                             ------------       ------------
TOTAL                                        $    179,091       $     46,234
                                             ------------       ------------
                                             ------------       ------------

                 See accompanying notes to financial statements

                               MEDPLUS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   Three Month Period      Nine Month Period
                                    Ended December 31,     Ended December 31,
                                   --------------------   ---------------------
                                     1996        1995       1996        1995
                                   ---------   --------   ---------   ---------
REVENUES:                          $  45,692   $ 17,211   $ 120,325   $  39,162

EXPENSES:
General and Administrative            96,806     26,642     318,373      95,793
Sales and Marketing                   68,832     50,606     262,602     135,472
Operations                           117,278                207,684

Total expenses                       282,916     77,248     788,659     231,265
                                   ---------   --------   ---------   ---------
Operating loss                      (237,224)   (60,037)   (688,334)   (192,103)

OTHER INCOME:
Interest income                            8                     41
Other Income                               0                 90,000
                                   ---------   --------   ---------   ---------

Total other income                         8                 90,041

Net loss                            (237,216)   (60,037)   (598,293)   (192,103)
                                   ---------   --------   ---------   ---------
Net Loss per share of
    common stock                       (0.02)     (0.01)      (0.07)      (0.04)
                                   ---------   --------   ---------   ---------
                                   ---------   --------   ---------   ---------
Weighted average number of
    common shares outstanding      9,807,078  6,157,874   8,856,953   4,795,442


                    See accompanying financial statements

                               MEDPLUS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       NINE MONTH PERIOD ENDED

                                                            December 31,
                                                         1996          1995
                                                       ---------    ---------
CASH FLOWS (USED BY) OPERATING ACTIVITIES:
Net loss                                               $(578,293)   $(192,103)
Adjustments to reconcile net income (loss) to net
    cash from (used) by operating activities:
    Depreciation and amortization                         17,180        3,585
    (Increase) decrease in assets:
       Accounts receivable                                (2,105)
       Inventory                                          (3,804)
       Prepaid expenses and other current
          assets                                          (5,058)       1,223
       Increase (decrease) in liabilities:
       Accounts payable and accrued expenses             306,229       39,783
                                                       ---------    ---------
Total cash provided (used) by operating activities      (265,851)    (147,512)

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Proceeds from sale of equipment                                         5,000
Additions to property, plant and equipment              (139,172)
                                                       ---------    ---------
Total cash provided (used) by investing activities      (139,172)       5,000

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Purchase of short term debt                              163,768
Purchase of long term debt                                85,000
Payment on short term debt                                (5,928)      (6,000)
Payment of note payable                                              (104,257)
Issuance of common stock                                 162,081      240,710
                                                       ---------    ---------
Total cash from (used by) financing activities           404,921      130,453

Increase (decrease) in cash and cash equivalents            (102)     (12,059)
Cash and cash equivalents at beginning of period           7,778       14,212
                                                       ---------    ---------
Cash and cash equivalents at end of period             $   7,676    $   2,153
                                                       ---------    ---------
                                                       ---------    ---------

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended December 31, 1996 and March 31, 1996, and the results of operations and its cash flows for the nine month periods ended December 31, 1996 and December 31, 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

     INCOME TAXES - As of December 31, 1996 the Company has net operating loss carryforwards of approximately $2,440,000, which can be utilized in future periods to offset future taxable income. The net operating loss carryforwards begin expiring in the year 2000. Due to the Company's net operating loss position and carryforwards the adoption of SFAS 109 has no material impact.

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

4.   NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties at December 31, 1996 and March 31, 1996 consists of the following:

                                                    December 31, 1996
                                                        Unaudited             March 31, 1996
                                                    -----------------         --------------

     Unsecured note payable to Company director
          bearing interest at 10% per annum,
          $10,000 together with accrued interest
          and $15,000 together with accrued
          interest, is payable upon the Company
          obtaining $100,000 and $500,000 in
          equity financing, respectively.                $ 25,000               $   25,000

     Unsecured note payable to a former officer and
          director of the Company bearing interest
          at 18% per annum. The note is past due
          and is currently under dispute.                  40,500                   40,500

     Unsecured note payable to a former shareholder
          and officer of the Company. The note is
          non-interest bearing, due in equal monthly
          installments of $2,000 from May 1995
          through April 1997 in addition to a
          balloon payment of $123,868 payable in
          May 1997. This note has been discounted
          $24,868 and $46,256 at September 30, 1996
          and March 31, 1996, respectively, to reflect
          an effective interest rate of 18%. Payments
          on this note are currently in default.          137,970                  139,970

     Unsecured note payable to a employee of the
          Company bearing interest at 11% per
          annum.                                           17,818                        0

     Secured note payable to a employee of the
          Company bearing interest at 10%
          per annum. Due and payable on
          December 29, 1996. Note is secured
          with stock owned by an officer and
          director of the Company.                         45,000                        0

     Secured note payable to a employee of the
          Company bearing interest at a variable
          rate. Due and payable June 5, 1997.
          Note is secured with stock owned by a
          director of the Company.                         15,000                        0





     Loans from officers of the Company
          Non interest bearing to be repaid
          upon completion of equity financing              32,950                        0


     Total                                             $  314,238              $   205,470
     Less current portion                                 314,238                  205,470
                                                       ----------              -----------
     Long-term portion                                 $        0              $         0
                                                       ----------              -----------

     NOTE PAYABLE

     Notes payable to non-related parties consist of the following:

                                                    December 31, 1996
                                                        Unaudited             March 31, 1996
                                                    -----------------         --------------

     Unsecured note payable to an outside party
          Bearing interest at 12% per annum
          Due and payable on March 5, 1997.                24,072                        0


     Unsecured note payable to an outside party
          Bearing interest at 12% per annum
          Due and payable on                               25,000                        0

     Unsecured convertible notes payable from
          Wall Street Connection bearing interest
          at 8% per annum due and payable
          on 2006                                          85,000                        0



     Total                                             $  134,072              $         0
     Less Current portion                                  49,072                        0
                                                       ----------              -----------
     Long-term portion                                 $   85,000              $         0
                                                       ----------              -----------

     Total short and long term debt                    $  448,310              $   205,470
                                                       ----------              -----------

5.   INVENTORIES

     Inventories on hand at December 31, 1996 consist of operating supply inventory for the Company's occupational health care clinic the components of which are the following:


                                         December 31, 1996
                                             Unaudited            March 31, 1996
                                         -----------------        --------------
Medical supplies                           $       3,804          $           0
                                           -------------          -------------
Total Inventories                          $       3,804          $           0
                                           -------------          -------------

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996 the Company had working capital of ($1,033,435) compared to working capital of ($495,231) at March 31, 1996. The decline in working capital is primarily due to the Company's net loss for the nine months ended December 31, 1996. The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes from related parties along with accrued payables and expenses.

The Company's liquidity position is severely strained. Liquidity needs are currently being met from revenues and short-term borrowing in the form of promissory notes. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $750,000 to $1,000,000 in equity or debt financing in order to sustain operations for the next twelve months following the period ended December 31, 1996. On or about January 20, 1997 the Company received a proposal from R.M. Stark & Company, located in Delray Beach, Florida, with respect to a proposed Public Offering of the Company's common stock in the amount of $5 million dollars. Also under terms of a previous letter or intent Wall Street Connections and R.M. Stark & Company will assist the Company in raising approximately $800,000 to $1,000,000 in bridge financing in the form of issuance of promissory notes convertible into the Company's common stock. The proceeds of this offering will be utilized to expand the Company's marketing activities, for future acquisitions and to reduce the Company's debt. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations. As of December 31, 1996 there were no known demands, commitment or uncertainties affecting cash flows other than normal accounts payable demands. (See Item 5. 'Other Information.)

RESULTS OF OPERATIONS

Revenue derived from the sale of the Company's services increased 165% from $17,211 during the three monthly period ended December 31, 1996 to $45,692 during the three month period ended December 31, 1996 and increased 207% from $39,162 during the nine month period ended December 31, 1996 to $120,325 during the nine month period ended December 31, 1996. The Company's revenue increase during the three month period ended December 31, 1996 is due primarily to $45,692 in revenues derived from the Company's occupational health care clinic, located in Colorado Springs, Colorado. The Company opened its occupational health care clinic on or about August 1, 1996 and the $45,692 in revenues, mentioned above, represents the clinic's first five months of operations. Revenues derived from sales of the Company's health care credit card services decreased to $0 during the three month period ended December 31, 1996 from $17,211 during the three month period ended December 31, 1996. Although revenues realized from sales of the Company's health care credit card services decreased during the three month period ended December 31, 1996. The Company's loan volumes generated to United States Bank of Oregon from the sales of its health care credit card services have increased significantly. However, United States Bank of Oregon has unilaterally decided to withhold the revenues owed the Company on this increase in loan volume generation in order to increase its reserve pool for bad debt. The Company is currently in dispute with United States Bank of Oregon, and with Card Northwest, over the withholding of the Company's revenues and is exploring remedies to this dispute including the possibility of legal action.

The increase in revenues during the nine month period ended December 31, 1996 is due primarily to the $64,803 in revenues generated by the Company's occupational health care clinic during its first five months of operation.

General and administrative expenses increased 263% from $26,642 during the three month period ended December 31, 1995 to $96,806 during the three month period ended December 31, 1996 and increased 239% from $95,793 during the nine month period ended December 31, 1995 to $318,373 during the nine month period ended December 31, 1996. The increase of 263% and 239% during the three month and nine month periods ended December 31, 1996 is due primarily to increases in personnel to support the Company's occupational health care clinic in Colorado Springs and personnel to support the Company's health care credit card services in California.

Sales and marketing expenses increased 36% from $50,606 during the three month period ended December 31, 1995 to $68,832 during the three month period ended December 31, 1996 and increased 93% from $135,472 during the nine month period ended December 31, 1995 to $262,602 during the nine month period ended December 31, 1996. The increase of 36% and 93% during the three and nine month periods ended December 31, 1996 is primarily due to the addition of sales and marketing personnel and related expenses to promote the Company's occupational health care clinic along with an increase in sales and marketing personnel and related expense for the Company's health care credit card services field offices in California.

Operations expense of $117,278 for the three month period ended December 31, 1996 and $207,684 for the nine month period ended December 31, 1996 represents personnel and related expenses to operate the Company's occupational health care clinic for the first five months of operation during the nine month period ended December 31, 1996.

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

     On or about March 3, 1997 signed an Affinity Agreement with Pullman Bank & Trust Company. The Company and Bank intend to establish a Private Label and/or MasterCard, and/or Visa Card account program generally referred to in the industry as a "co-branded/affinity card", which provides the Company with certain benefits paid by Bank to Company and/or certain benefits paid by Company to Bank as a result of Company's members or customers using a Private Label and/or MasterCard, and/or Visa Card issued by Bank to members who participate in the program. The initial program issues a Private Label MedPlus Card to all customers who apply.

     On or about March 5, 1997 signed a Letter of Intent with R.J. Assocates, Inc. R.J. Associates, Inc. is in the business of contracting and marketing their own Preferred Provider Network (PPN), Health Payors Organization, LTD., and Competitive Health Plan, Inc. which together compose approximately 80,000 physicians, 2,000 medical surgical hospitals and 5,000 ancillary facilities, most of whom are directly contracted. The Letter of Intent calls for the Company and R.J. Associates, Inc. to enter into an agreement whereas the Company can expand utilization of its credit card by marketing health insurance with its credit card and utilize the discount for service PPN owned by R.J. Associates, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDPLUS CORPORATION


                                        Tim C. DeHerrera
                                        -------------------------------------
                                        Tim C. DeHerrera, President and
                                        Chief Executive Officer



                                        Robert T. Ryman
                                        -------------------------------------
                                        Robert T. Ryman, Vice President
                                        of Finance; Chief Financial
                                        Officer; Secretary and Treasurer