Form 10KSB40
period 1997-03-31
MEDPLUS CORP
filed 1997-08-19
CIK 812805

                       Securities and Exchange Commission
                                Washington, D.C.
                                      20549

                                   Form 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                         Commission file number
      March 31, 1997                                   0-16286

                               MEDPLUS CORPORATION
             (Exact name of Registrant as specified in its charter)

                Delaware                                     95-4082020
-----------------------------------------------      -------------------------
(State of other jurisdiction of identification        (IRS Employer number)
       incorporation or organization)

8 S. Nevada Ave., Ste. 204
Colorado Springs, Colorado                                       80903
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number,
     including area code:                                    (719) 575-0044
                                                             --------------

Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No      .
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes   X   No      .
                -----    -----

The aggregate market value of voting common stock held by non affiliates of the registrant was approximately $2,383,301 based on the last reported average bid and asked price of the common stock on the OTC Bulletin Board on July 22, 1997.

The number of shares outstanding of the issuer's common stock as of July 22, 1997: 6,084,923.

                             MEDPLUS CORPORATION

                                    PART I

ITEM 1.   BUSINESS

     MEDPLUS CORPORATION (the "Company") was incorporated in Delaware in December 1986 and is a reporting, publicly traded company that trades on the OTC Bulletin Board under the symbol MDPL. The Company initially engaged in the manufacture and sale of intraocular lenses and other ophthalmic products. In late 1992, the Company ceased its ophthalmic operations and redirected its activities to the patient finance industry through the Company's acquisition of Patient Plus, Lincoln Professional Services Corporation and Financial Health Network. The Company now works on behalf of health care, dental care, and veterinary providers to find non-recourse financing for their patients. In 1995 and 1996 the Company acquired two additional patient finance companies, Surgical Funding Group, located in Irvine, California and Yes Charge, located in Ventura, California.

INDUSTRY BACKGROUND

     Total health care costs in the United States have grown to the point that health care now is a trillion dollar industry. It is currently growing at the rate of 8% per year which means that, if current rates continue, health care costs will double in the next nine years. Approximately $200 billion is spent on out of pocket health care services each year. Such services include basic health care as well as elective services such as plastic surgery, dentistry, ophthalmic procedures, audiology services, veterinary medicine and funeral services.

     The Health Maintenance Organization industry ("HMO's") started about 15 years ago to try and control health care costs by monitoring and controlling utilization through the establishment of "gatekeepers" by whom a patient must pass in order to receive certain types of care. HMOs adopted a technique of paying the providers based upon capitation as a way of providing incentive to control costs. None of the these techniques have worked to significantly control health care costs because they do not address the core problem of fragmentation in the contracting and processing of health care payments that is causing health care costs to escalate so rapidly. The problem of the fragmentation in the contracting and processing of health care payments is one of individual health care participants (i.e. consumers, providers, third party carriers, etc.) contracting with other individual health care participants one-on-one. Payments of accounts follows the same tortured path as contracting, thus adding to the waste. It has reached a point were today 22-26% of total health care costs are the costs to adjudicate, bill and collect receivables. This is partly because 80% of all claims are made for $1000 or less and 80% of those are for less than $100. Administration costs associated with processing the vast number of nominal claims have become disproportionately large, and have in the process, dramatically increased health care costs for employers. Consequently, the typical employer is looking at health care benefits for its employees being among its largest expense line items. Employees are very frustrated and are beginning to bring law suits against providers and employers for not providing the quality of care they have come to expect.

     Changes in the quality of health care reimbursement, as well as the realization that operational effectiveness and efficiencies could be gained through the utilization of outside vendors and services has led to the creation of numerous support and service industries in the health care environment. For example, the last decade has seen a tremendous increase in managed care facilities, consolidation of "for profit" hospitals, practice management consulting firms, centralized billing agencies, temporary staffing agencies, reimbursement management consulting firms, claims management and electronic claims processing service bureaus. Because the Company's operational setup allows it to provide not only necessary financing, but fast, efficient and centralized records administration, the Company believes its products are well positioned within this health care market.

      The Company has been providing patient financing to the health, dental and death care communities for the past five years. Its primary objective is to capitalize on the current and future opportunities in the health care industry by addressing the problems brought about by a unique combination of poor consumer economics and a growing crisis in health care costs due to inefficiencies.


MEDPLUS CREDIT CARD PRODUCT DESCRIPTION

     The MedPlus Credit Card utilizes two different loan programs to approve employers of participating employer groups, or point-of-servicing financing. The applicants with "A" credit will be offered a Non-Recourse Loan. Those applicants with "B" credit will be offered a partial Recourse Loan. The two types of loans are described as follows:

A. NON-RECOURSE LOAN ("A"): A non-recourse loan is simply an unsecured loan from the Company's lender to a patient. Because the cost of defaults is absorbed entirely by the Company's lender, only patients with "A" credit profiles can be profitably financed.

B. PARTIAL RECOURSE LOAN ("B"): A partial recourse loan is one in which the Company's lender has partial recourse to the health care provider. The program works as follows: When a patient is approved for a loan, the health care provider is given a non-recourse advance equal to 80% of the contract value. Of the remainder, 15% is credited to a health care provider specific reserve pool and 5% is the Company's fee. The recourse pool builds over time and acts to secure loans made to that health care provider's patients. While gross defaults are expected to be higher in the recourse program than in the non-recourse program, all of the cost of defaults is absorbed by the health care provider through the reserve pool. This arrangement enables the Company to profitably finance patients with "B" credit profiles.

LENDER STATUS

     The Company's loan volumes generated to United States Bank of Oregon (the Company's primary lender) from the sales of its health care credit card services have increased significantly from $604,781 in the last quarter of 1996 to $1,350,025 in the second quarter of 1997. However, United States Bank of Oregon has unilaterally decided to withhold the revenues owed the Company on this increase in loan volume generation in order to increase its reserve pool for bad debt. The Company is currently in dispute with United States Bank of Oregon, and with Care Card Northwest, over the withholding of the Company's revenues and is exploring remedies to this dispute including the possibility of legal action.


PRODUCT DEVELOPMENT

     The Company currently has under development of a "C" program which would be an addition to its current product line. This loan program would be for health care consumers with a "C" credit, or high risk, rating and will be structured as a partial recourse loan.

     The "C" Program works as follows: When a patient is approved for a loan, the health care provider is given a non-recourse advance equal to 35% of the contract value. Of the remainder, 60% is credited to a health care provider specific reserve pool and 5% is the Company's fee. The recourse pool builds over time and acts to secure loans made to that health care provider's patients. This arrangement enables the Company to profitably finance patients with "C" credit profiles.

     The Company also has under development a "Hospital Recourse" program which would be an addition to its current product line. The MedPlus Recourse Hospital Program will be marketed only to hospitals and large clinics. In this program,. MedPlus would enter into an agreement whereby the patient's loan is guaranteed by the hospital. Therefore, we and our funding source are not assuming the credit risk for the accounts, the hospital is. We will, in this program, then take 100% of the patient accounts the hospital sends us. We advance the money to the hospital and bill and collect on the accounts. We remit the money to the hospital for reimbursement. As to marketing, we are having discussions with several groups of hospitals and are finding a lot of interest.


MARKETING

     The primary market for the Company's products is a broad base of health care and specialty providers. The Company intends to develop private label arrangements and enter into licensing and support agreements with industry leaders in each of several specialty areas of the health care and dental care industries. The Company will manage and service these agreements with a largely identical underlying portfolio of products. However, marketing differentiation will be accomplished through a series of sales strategies in combination with the Company's private label finance packages designed to address the specific needs of each individual specialty.

     The Company primarily markets its products and services through an independent sales representative organization with sales representatives throughout the United States. The sales representatives have an ongoing relationship with the provider and have existing members and/or sales organizations nationwide. The Company also has two field offices located in California from its acquisitions of Surgical Funding Group and Yes Charge. The Company continues to identify and market to prospective alliance companies. The Company's marketing arrangements provide national coverage while reducing the costs associated with an in-house sales organization.


COMPETITION

     Thousands of companies are involved in medical billing and consumer finance and these industries are generally highly competitive. The Company has divided what it considers to be its competition into two types; direct competitors and indirect competitors. Direct competitors include traditional credit cards and other companies that market financial products in the self-pay and elective services market. Indirect competitors include substitutes for the Company's products such as in-house finance, collection agencies and banks. While there are a number of competitors and substitutes for the Company's products, the Company believes the market for patient finance services is not now highly competitive. However, as larger financial institutions look towards patient finance as the "last frontier" of consumer finance the competitive nature of the industry could become more highly competitive in the near future.

DIRECT COMPETITION

     The number of firms competing within the industry remains relatively small without any significant large company participants. The Company currently estimates that there are between 20 and 30 firms which it would identify as competitors on a regional basis throughout the United States. In addition, the Company has identified approximately six firms which provide competing services or products on a national basis. However, the nature of the health care crisis today and the increasing awareness among larger financial institutions, such as Chase Manhattan Bank, of patient financing being the "last frontier" of consumer finance has created a particularly keen awareness of this emerging market. As a result, the Company expects to see new entrants enter into the market over time.

     VISA AND MASTERCARD: Visa and MasterCard together process over $10 billion in non-recourse health care related transactions each year. This number is relatively small when compared to the astronomical amount of overall consumer credit processed by Visa and MasterCard yearly. Visa and MasterCard serve two important functions for consumers. The first is as a source of loaned funds and the second is as a convenient, and often necessary, payment device for hotels, car rentals and other consumer purchases. There are, however, many reasons why consumers do not use their Visa or MasterCard to make expensive health care purchases. Once an individual has used the credit line available to him, the card ceases to function as a payment device, often with embarrassing and frustrating consequences. In general, consumers will work hard to maintain available credit on their Visa or MasterCards. Many consumers have already reached the limit on their credit cards, but this does not necessarily mean they do not qualify for additional credit. In theory, these consumers could request an increased line from their bank, and some do, but others do not know how to request an increase, or are afraid of being rejected. Some consumers, that do not qualify for an increased credit line from their bank, do qualify for a pass-through loan program. Many health care consumers simply take the credit product offered at the health care provider's office without even thinking about alternatives. Few, if any, banks issuing Visa and MasterCards have real time approval capability as does the Company. Fast decisions on a credit application are important because providers like to schedule appointments before the patient has left the office. Finally, a significant percentage of the adult population does not have a traditional credit card. While it is true that many people are marginal credit risks, many have jobs and can still be profitably financed with recourse or pass-through products.

INDIRECT COMPETITION

     Indirect competition includes any substitute for the Company's products. Substitutes would include in-house financing, collection agencies, personal bank loans and any other source of credit a customer can find to purchase a desired service. As explained before, in-house finance is generally not an attractive option even if on the surface it appears to be less expensive. Turning a past due account over to a collection agency can make the provider appear cruel and result in a significant amount of lost business in the long term. Many consumers do not qualify for personal bank loans and in some cases would be reluctant to discuss with the loan officer what the money is to be used for. The Company believes, therefore, that many providers and customers will find the Company's products a superior alternative.

     Although there are a few competitor organizations that have been providing products and services for some number of years the industry remains relatively immature. There are currently no centralized associations, national organizations or organized industry groups. This is largely a result of the regional and fragmented nature of the industry. The Company anticipates that as the industry grows and matures, and as more health care providers and consumers become aware of the services the industry has to offer, opportunities for growth through acquisition and strategic alliance may occur.


PRODUCT LIABILITY INSURANCE

     Due to the nature of the Company's current and future activities, the Company does not currently carry Product Liability Insurance nor does the Company foresee a need for such coverage in the future.

MEDICAL CLINIC

     In late July, 1996, the Company opened its occupational medicine clinic, Patient Plus. Patient Plus Occupational Health Centers, Inc., is a wholly-owned subsidiary of the Company. Patient Plus Occupational Health Centers is a management company exclusively providing primary and secondary occupational health care services to the employer and workers' compensation insurance markets. The company's services and programs are designed specifically to reduce wage replacement, medical disability, legal and other costs that are often associated with work related injuries through effective treatment, patient management, and prevention.

     Occupational Health Care consists of two primary components: (I) workers' compensation injury care and related services; and (ii) non-injury health care services related to employer needs or statutory requirements.

     Patient Plus' marketing efforts are targeted primarily at employers ranging from large corporations to businesses with only a few employees. Due to the nature of the business, Patient Plus' marketing efforts are directed towards employers with a significant number of employees. Business derived from employers with 50 or less employees is generally due to a center's location, name recognition, quality of service and convenience.

     The Company receives its revenue from patient visits for injury care and related services, as well as non-injury follow up care. All revenue is tied to a workman's compensation fee schedule. The Company announced its decision to divest itself of the occupation medicine clinic to focus on its core business. While there currently is not a suitable buyer, the Company intends to sell the clinic by March 31, 1998, and should not incur a loss.


TRADEMARKS

     The Company currently has one registered trademark, "PATIENT PLUS-Registered Trademark-" along with its respective design. The Company and its subsidiaries utilize this mark in connection with the marketing and identification of certain of its products and services. The Company believes this mark is valuable and material to it and its subsidiaries' marketing efforts.


EMPLOYEES

     At March 31, 1997, the Company had 1 part-time and 12 full-time employees. None of the Company's employees are represented by a labor organization. The Company considers its relations with its employees to be satisfactory.

ITEM 2.   PROPERTY

     The Company's facilities are comprised of a 2,750 square foot administrative office in Colorado Springs, Colorado; a 880 square foot office facility in Santa Barbara, California and a 1,500 square foot office facility in Irvine, California. The Company leases its office facilities in Colorado Springs, Santa Barbara and Irvine under month to month lease agreements. The office space is fully utilized and management believes it to be suitable and adequate for its reasonably foreseeable needs. The Company's clinic, Patient Plus Occupational Health Center, lease comprises a 4,000 square foot facility.


ITEM 3.   LEGAL PROCEEDINGS

     On March 14, 1995 the former president of the Company, Mark Snyder, filed suit in the El Paso County District Court, Civil Action No. 95-CV-0422, styled Mark A. Snyder v. MEDPLUS CORPORATION, a Delaware Corporation, alleging failure of the Company to make certain payments under a promissory note. Management is vigorously contesting this litigation, has denied any failure to pay and has asserted certain counter claims against the former president. Management does not believe that the lawsuit will have a material adverse effect on the Company's financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year ended March 31, 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company Stock is traded on the OTC Bulletin Board under the symbol MDPL. The high and low bid prices set forth through March 31, 1997 by fiscal quarter on the following table are on a pre-split basis with no adjustment for post-split:

Bid                                                   High Bid   Low Bid
---                                                   ------------------

1st quarter ended June 30, 1995                        $  .21    $  .17
2nd quarter ended September 30, 1995                      .18       .12
3rd quarter ended December 31, 1995                       .18       .10
4th quarter ended March 31, 1996                         .375       .56

1st quarter ended June 30, 1996                          .875       .50
2nd quarter ended September 30, 1996                     .453      .218
3rd quarter ended December 31, 1996                       .24      .125
4th quarter ended March 31, 1997                         .145       .11

     The Company has not declared any cash dividends on its common equity in the past two years and has no present intention to pay cash dividends in the foreseeable future.

     The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. On July 22, 1997, the closing price of the Company's common stock on the OTC Bulletin Board was $.6875 bid and $.6875 asked. As of July 22, 1997 and to the best of the Company's knowledge, there were approximately 1284 holders of its common stock, however the Company believes that there are over 375 holders of its common stock held in "street name" by brokers and clearing houses.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The data includes results of operations of acquired companies subsequent to the effective date of each acquisition. The selected consolidated financial data for the two fiscal years ended March 31, 1997 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                              Year Ended March 31,
                                            1997                1996
                                            ----                ----

Revenues                                $    58,117         $    80,503
Loss From Continuing
 Operations                                (909,219)           (403,499)
Loss From Discontinued
 Operations                                (432,528)
Net Loss From Operations                 (1,341,747)            403,499

Loss Per Share From
 Continuing Operations                       (0.28)
Loss Per Share From
 Discontinued Operations                     (0.13)
Total                                        (0.41)               (0.21)


                                              Year Ended March 31,
                                            1997                 1996
                                            ----                 ----

Total Assets                           $   178,374          $    46,234
Total Liabilities                        1,407,668              527,163
Working Capital                         (1,351,027)            (495,231)
Long Term Debt
 and Capitalized
 Leases                                          0                    0
Stockholders' Equity                    (1,229,294)            (480,929)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically generated the funds necessary to meet its working capital needs through internally generated funds, through the private sale of common stock and the issuance of notes payable.

     At March 31, 1997, the Company had working capital of ($1,351,027) compared to working capital of ($495,231) at March 31, 1996. The decline in working capital is primarily due to the Company's net loss for the twelve months ending March 31, 1997. The Company's current liabilities are higher than its assets due primarily to loans evidenced by promissory notes from shareholders of the Company and related parties and accounts payable. The Company intends to pay these liabilities out of future financing and/or operations.

     The Company's liquidity position is severely strained. Liquidity needs are currently being met from the proceeds of various debt financing sold. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon the Company's ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $2,000,000 in equity or debt financing or a combination thereof in order to sustain operations for the twelve months following the year ended March 31, 1997. As of March 31, 1997, the Company was anticipating a capital infusion of $250,000 to be received from various parties in connection with its planned placement of Notes. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. The Company is actively engaged in activities with intent to raise equity financing in order to meet its long-term liquidity needs. There can be no assurance that the Company will be able to consummate any transaction and/or raise the additional financing necessary for continuing operations. The Company has entered into a financing agreement with Sands Brothers & Co., Inc., to provide debt and equity financing which would be more than sufficient to operate the Company and fulfill its business plans. As of March 31, 1997 there were no known demands, commitments or uncertainties affecting cash flows other than normal accounts payable demands, debt, and past due interest payments.


RESULTS OF OPERATIONS

REVENUE

     Revenue derived from the sale of products from the Company's continuing operations was $58,117 for the fiscal year ended March 31, 1997 as compared to $80,503 in operating revenue for the fiscal year 1996. The Company's revenue decrease over fiscal year 1996 is primarily attributable to nonpayment of the Company's revenue from United States Bank of Oregon. The Company's loan volumes generated to United States Bank of Oregon have increased. However, United States Bank of Oregon has unilaterally decided to withhold the revenues owed the Company.
The Company is currently in dispute with United States Bank of Oregon, and with Care Card Northwest, over the withholding of the Company's revenues and is exploring remedies to this dispute including the possibility of legal action. Revenue derived from discontinued operations was $105,370 for the fiscal year ended March 31, 1997. There was no income from discontinued operations for the fiscal year 1996.


OTHER OPERATING EXPENSES

     Sales and Marketing expenses for continuing operations increased by 396% to $249,926 for the fiscal year ended March 31, 1997 as compared to $50,328 expense for fiscal year 1996. The 396% increase in sales and marketing expenses during fiscal year 1997 is attributable to increased marketing efforts, including travel, trade shows, printed material and increased marketing personnel, due to the Company's relationship with a new funding source for its product.

     General and Administrative expense for continuing operations increased by 44% to $578,537 during the fiscal year ended March 31, 1997 as compared to $400,865 during fiscal year 1996. The 44% increase in General and Administrative expense in fiscal year 1997 is attributable primarily to increased overhead for support of the new product and write off of goodwill attributable to acquisition of Yescharge. Clinic operating expenses were $316,835, a new item for fiscal year ending March 31, 1997.

     Interest expense for continuing operations increased by 323% to $138,873 during the fiscal year ended March 31, 1997 as compared to $32,809 during fiscal year 1996. The 323% increase in interest expenses in fiscal year 1997 is due to an increase in notes payable and the mandated accounting recognition of discount amortization on convertible notes.


NET LOSS

     The Company had a net loss of $1,341,747 for the fiscal year ended March 31, 1997 as compared to a net loss of $403,449 for fiscal year 1996. The increase in the Company's net loss for fiscal year 1997 was due to increased Sales and Marketing activity in the continuing operations of the business and opening and operating the discontinued operations. The loss for the continuing operations for the fiscal year ended March 31, 1997 was $909,219 and for the discontinued operations was $432,528.

     The Company has not been required to pay income taxes for the past three fiscal years due to its net loss position in each of the respective fiscal years.

     Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials or its operating results.


SUBSEQUENT EVENTS

     On April 8, 1997, the Company executed a three year exclusive investment banking agreement (the "Letter") with Sands Brothers located in New York. As spelled out in the agreement Sands Brothers' duties may include, but will not necessarily be limited to: (i) advice regarding formation of corporate goals and their implementation; (ii) advice regarding the financial structure of the Company, its divisions or subsidiaries or any programs and projects undertaken by the Company; (iii) advice regarding the securing, when necessary and if possible, of financing (other than with respect to a Financing Transaction);
(iv) advice regarding corporate organization, personnel and selection of needed specialty skills; and (v) review of possible joint venture, merger, acquisition or similar proposals for the Company (other than with respect to an Acquisition Transaction).

     On May 9, 1997, the Company effectuated a one for three reverse stock split, whereby shareholders received one share of common stock for every three shares of common stock held of record. Fractional shares were rounded upward to the next full share.

     On July 28, 1997, the Company announced its decision to divest itself of the occupation medicine clinic to focus on its core business. While there currently is not a suitable buyer, the Company intends to sell the clinic by March 31, 1998, and should not incur a loss.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent accountants and financial statements appear on page F1 of this report.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company.

     Name                Age                 Position
     ----                ---                 --------
James W. Snyder           59        Chairman of the Board of
                                    Directors; Secretary and
                                    Treasurer

Tim C. DeHerrera          39        President, CEO, Director

Jim Harding               47        Vice President of Finance,
                                    Chief Financial Officer

Robert A. Spade           50        Director

Phillip R. Beutel         79        Director

P. James Voloshin         55        Director

     James W. Snyder was elected Director in 1986 and Robert A. Spade was elected Director in 1995. Phillip R. Beutel was elected Director in May 1993.
P. James Voloshin was elected Director in January 1996. Tim C. DeHerrera was elected Director in August 1996. Each director will hold office until the next annual meeting of stockholders or until his successor is duly elected and qualified. The officers of the Company are elected by the Board of Directors and hold office until their successors are elected or until resignation or removal by the Board of Directors.

     James W. Snyder has been Chairman of the Board of the Company since December 1986. Mr. Snyder reassumed the position of Chief Executive Officer in July 1994 upon the resignation of Mark A. Snyder. Mr. Snyder held the office of President until February 1995 upon the election of Robert A. Spade to that Office. From December 1984 to May 1985, Mr. Snyder was President of Dermalock Medical Corp., a manufacturer of health care products. From June 1982 to December 1984, he was President and Chief Executive Officer of Intermedics Intraocular, Inc., a manufacturer of ophthalmic devices, and was Chief Executive Officer and Director of Intermedics Ophthalmics, Inc., its international marketing subsidiary. From March 1980 to June 1982, he served as Vice President-Sales and a director of IOLAB Corporation ("IOLAB"), a subsidiary of Johnson & Johnson, which produces intraocular lenses and other ophthalmic products. Before joining IOLAB, Mr. Snyder founded Surgical Concepts, Inc. in 1977 and was President of the Company through 1980. Surgical Concepts, Inc.
was a sales and marketing company that represented IOLAB in most of the eastern United States until IOLAB was acquired by Johnson & Johnson in 1980.

     Tim C. DeHerrera has held the office of President of the Company since January 1996. Prior to that Mr. DeHerrera was Executive Vice President in charge of marketing from November 1992 until January 1996. From January 1992 until November 1992, Mr. DeHerrera was President of Financial Health Network, Inc. ("FHN"). From June 1991 through December 1991, Mr. DeHerrera was Vice President of Special Projects for International Finance Alliance, Inc. ("IFA"), a health care financial services company involved in patient financing. From October 1990 through June 1992, Mr. DeHerrera was an agent with Phoenix Mutual Life Insurance Company. From January 1990 until October 1990, Mr. DeHerrera was a Regional Sales Manager with Pennsylvania Life Insurance Company. From January 1987 to December 1989 Mr. DeHerrera was President of Skyhawk Helicopter and was accountable for the total operation of the corporation. From May 1983 until January 1987, Mr. DeHerrera owned and operated the DeHerrera Companies. The DeHerrera Companies was a full service real estate brokerage and development company.

     James G. Harding has been Chief Financial Officer of the Company since May 1, 1997. From April 1995 through March 1997 Mr. Harding served as President for The Talis Corporation and as President of Team Management Services, LLC providing financial and management consulting services to various companies including International Consulting Enterprises, Inc. (ICE), WesPac Constructors, Inc., and Excell, Inc. (a subsidiary of ICF International, Inc.). From 1988 through March 1995 Mr. Harding was the Executive Vice President, Chief Financial Officer and Director for Excell, Inc. From 1981 to 1987 Mr. Harding was Executive Vice President, Chief Financial Officer and Director of Peak Health Care, Inc., which consisted of a chain of HMOs, insurance companies, preferred provider organizations and pharmacies. He was instrumental in growing those entities from $900 thousand gross revenue in 1980 to $140 million in 1987 and the subsequent sale of the entire company. Mr. Harding holds a B.B.A. degree from the University of Iowa in Iowa City, Iowa, with majors in both Finance and Insurance, and took graduate work in accounting at Colorado State University, Fort Collins, Colorado.

     Robert A. Spade has been a Director of the Company since February 1995. Mr. Spade held the office of President of the Company from February 1995 until January 1996, upon the election of Tim C. DeHerrera to that office. Mr. Spade is currently the Managing General Partner of 17 commercial real estate limited partnerships as well as Chairman of the Board of Directors and President of Communication Systems International, Inc. He is also an adjunct professor of international corporate finance at the International School of Management, a graduate business school that specializes in international business with campuses in the United States, Germany and Taiwan. He previously worked with the World Bank and the Executive Office of the President of the United States. Mr. Spade holds a Bachelor of Arts from the University of California at

Santa Barbara, where he graduated valedictorian and Phi Beta Kappa, and a Masters Degree from the Johns Hopkins School of Advanced International Studies.

     Phillip R. Beutel has been a director of the Company since May 1993. Mr. Beutel co-founded Intermedics, Inc. (now Sulzer Medica), and served as President, Chief Executive Officer, Chairman of the Board, and director from 1973 to 1979. Sulzer Medica manufactures and distributes cardiac pacemakers. Mr. Beutel was the founder of Alva Medical which is now Malinckrodt Cardiology, a division of Malinckrodt Medical. From 1981 to the present, Mr. Beutel was a founder of and served as President, Chairman of the Board, and director of Cardiac Control Systems, Inc., a public company.

     P. James Voloshin, MD has been a Director of the Company since January 1996. Dr. Voloshin is a plastic surgeon and has been President of the Newport Institute of Surgery, located in Newport Beach, California, since 1986. Dr. Voloshin co-founded Surgical Funding Group, Inc. in 1992 and was its President until the Company's acquisition of Surgical Funding in November 1995. Dr. Voloshin is a member of ten medical societies including the American Society of Aesthetic Plastic Surgery. Dr. Voloshin holds a medical degree from the University of Alberta.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the Securities Exchange Commission. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company notes that two officers; Tim C. DeHerrera and Robert T. Ryman and four directors; James W. Snyder, Robert A. Spade, Phillip R. Beutel and P. James Voloshin inadvertently failed to file on a timely basis approximately 10 reports relating to transactions involving common stock of the Company owned by them. The officers and directors mentioned above are in the processes of filing said reports.

ITEM 11.  EXECUTIVE COMPENSATION

     None of the Company's executive officers received compensation in excess of $100,000 for services rendered during the fiscal year ended March 31, 1997. The following tables set forth the compensation received by the Company's Chief Executive Officer for services rendered during the last three fiscal years ended March 31, 1997.

                                                   Annual Compensation
                 Capacity in                    --------------------------
Individual       which served   Fiscal Year     Salary       Bonus   Other
----------       ------------   -----------     ------       -----   -----
Tim C. DeHerrera   President   March 31, 1997   $84,000      None    None
James W. Snyder    CEO         March 31, 1996   $22,750      None    $83,255 (2)
James W. Snyder    CEO         March 31, 1995   $54,000 (1)  None    None

(1) Mr. Snyder elected to defer $30,000 of his $54,000 annual Salary to improve cash flow.
(2) In January 1996 the Company's Board of Directors approved the issuance of 185,012 (post split) of the Company's common stock to Mr. Snyder for the forgiveness of approximately $83,255 of deferred salary which amount included the $30,000 of deferred compensation referenced in footnote (1).

STOCK OPTION PLAN. The Company's Stock Option Plan (the "Option Plan") was adopted by the Company's Board of Directors and approved by the stockholders in April 1994. A total of 1,000,000 shares of Common Stock were reserved for issuance under the Option Plan. The Option Plan provides for the granting to certain consultants and employees of stock options, stock appreciation rights and supplemental bonuses. The Plan permits the grant of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), and non-statutory options, which do not meet the requirements of
Section 422. The Company has issued stock options in the amount of 695,814 shares to consultants of the Company and all have been exercised. A total of 304,186 shares remain available.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of July 22, 1997 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

                               Shares of Common         Percentage of Shares
Name of Beneficial            Stock Beneficially          of Common Stock
      Owner                      Owned (1)               Beneficially owned
      -----                      ---------               ------------------
Tim C. DeHerrera (2)              871,740                     14.3%
(Officer)

Robert A. Spade (2)               635,295                     10.4%
(Director)

James W. Snyder (2)               299,346                      4.9%
(Director)

P. James Voloshin (2)             261,643                      4.3%
(Director)

Phillip R. Beutel (2)             200,278                      3.2%
(Director)

Ron Thomas (2)                    200,000                      3.2%
(Officer)

Jim Harding (2)                   150,000                      2.5%
(Officer)

All Officers and Directors      2,618,302                      42.8%
as a group (seven persons)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)   The address of Messrs. J.W. Snyder, J. Harding, R. Thomas, T.C. DeHerrera,
      R. A. Spade, P.R. Beutel and P. James Voloshin is MEDPLUS CORPORATION, 8 South Nevada Ave., Suite 204, Colorado Springs, Colorado, 80903.

                                    PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1. Financial Statements

                  The following consolidated financial statements of MEDPLUS CORPORATION are included in part II, Item 8.

                  Consolidated financial statements for the fiscal years ended March 31, 1997 and March 31, 1996.

                                                                       Page

          Report of independent accountants                             F-1

          Balance Sheet at March 31, 1997                               F-2

          Statement of operations for the years ended March 31,
            1997 and March 31, 1996                                     F-3

          Statement of stockholders' deficiency for
            the years ended March 31, 1997 and March 31, 1996           F-4

          Statement of cash flows for the years ended March 31,
            1997 and March 31, 1996                                     F-5

          Notes to financial statements                                 F-6

(a)  3. Exhibit Index

     Exhibit
     Number                   Description

     3.1 Amended and Restated Certificate of Incorporation of Vision Technologies International, Inc. *

     3.2            Certificate of Merger of Varitek Research Inc.
                    and Vision Technologies International, Inc.  *

     3.3            By-Laws of the Registrant  *

     10.1 Sale and Purchase Contract for the Company's Purchase of the Assets of Surgical Funding Group, Inc. Dated November 10, 1995. ***

     10.2 Sale and Purchase Agreement for the Company's Purchase of the Assets of Yes Charge Dated April 1, 1996. ****

     15.3 Amended and Restated Certificate of Incorporation of Vision Technologies International, Inc. to
                    Change the Name of the Company to MEDPLUS
                    CORPORATION ******

     16.1           Stock Option Plan of the Registrant *******


     16.2           Business Consulting and Options Agreement with
                    Mr. John Banas ********

     21.1           Subsidiaries of the Registrant

     27.0           Financial Data Schedule

            * Filed with Registration Statement (Registration Statement No. 33-13006-LA) on Form S-18 on or about April 3, 1987, and incorporated herein by reference.

          *** Filed on Form 8-K on or about March 11, 1996 (Commission File Number 0-16286) and incorporated herein by reference.

         **** Filed on Form 10K on July 15, 1996 (Commission File Number 0-16286) and incorporated herein by reference.

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

                                       MEDPLUS CORPORATION


Date:     August 14, 1997              \By\ Tim C. DeHerrera
                                       ------------------------------------
                                       Tim C. DeHerrera
                                       Chief Executive Officer

Date:     August 14, 1997              \By\ Jim Harding
                                       ------------------------------------
                                       Jim Harding
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                         Date
     ---------                          -----                         ----

\By\ Tim C. DeHerrera        President;  Chief Executive         August 14, 1997
--------------------------   Officer; Director
Tim C. DeHerrera

\By\ Jim Harding             Chief Financial Officer             August 14, 1997
--------------------------
Jim Harding

\By\ James W. Snyder         Chairman; Secretary, Treasurer      August 14, 1997
--------------------------   Director
James W. Snyder

[LETTERHEAD OF STOCKMAN KAST RYAN & SCRUGGS, P.C. APPEARS HERE]


INDEPENDENT AUDITORS' REPORT


Medplus Corporation
Colorado Springs, CO


We have audited the accompanying consolidated balance sheet of Medplus Corporation and Subsidiaries (the Company) as of March 31, 1997 and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the two years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STOCKMAN KAST RYAN & SCRUGGS, P.C.
    --------------------------------------
STOCKMAN KAST RYAN & SCRUGGS, P.C.
Colorado Springs, Colorado
July 24, 1997 (except for the second
     paragraph of Note 12 for which the
     date is July 28, 1997)

MEDPLUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 1997
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash                                                              $     1,920
Accounts receivable - net                                              24,870
Prepaid expenses and other current assets                               9,851
Note receivable from shareholder (Note 10)                             20,000
                                                                  -----------
Total                                                                  56,641
                                                                  -----------
PROPERTY
Leasehold improvements                                                 87,785
Office equipment                                                       46,729
Furniture, fixtures and leasehold improvements                         21,264
                                                                  -----------
Total                                                                 155,778
Less accumulated depreciation                                          34,045
                                                                  -----------
Net                                                                   121,733
                                                                  -----------

TOTAL                                                             $   178,374
                                                                  -----------
                                                                  -----------


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                  $   460,716
Accrued expenses (Note 1)                                             408,874
Deferred salaries                                                      65,954
Notes payable to related parties (Note 3)                             358,725
Convertible notes payable - net of $25,000 discount (Note 4)           25,000
Notes payable (Note 5)                                                 84,072
Line of credit (Note 6)                                                 4,327
                                                                  -----------
Total                                                               1,407,668
                                                                  -----------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
SHAREHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; authorized 2,000,000
     shares; no shares issued or outstanding
Common stock, $.001 par value; 30,000,000 shares authorized;
     3,690,907 shares issued and outstanding, (Notes 4 and 12)          8,322
Additional paid-in capital (Note 4)                                 7,459,561
Accumulated deficit                                                (8,697,177)
                                                                  -----------
Total                                                              (1,229,294)
                                                                  -----------

TOTAL                                                             $   178,374
                                                                  -----------
                                                                  -----------

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

MEDPLUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                          1997          1996
PATIENT FINANCE REVENUE                              $    58,117     $   80,503
                                                     -----------     ----------
OPERATING EXPENSES
General and administrative (Notes 2 and 7)               578,537        400,865
Sales and marketing                                      249,926         50,328
                                                     -----------     ----------

Total                                                    828,463        451,193
                                                     -----------     ----------

Loss from operations                                    (770,346)      (370,690)

Interest expense, including discount amortization       (138,873)       (32,809)
                                                     -----------     ----------

Loss from continuing operations                         (909,219)      (403,499)

Loss from discontinued operations of
     occupational health clinic (Note 12)               (432,528)
                                                     -----------     ----------

NET LOSS                                             $(1,341,747)    $ (403,499)
                                                     -----------     ----------
                                                     -----------     ----------

NET LOSS PER SHARE (Note 12)
From continuing operations                           $     (0.28)    $    (0.21)
From discontinued operations                               (0.13)
                                                     -----------     ----------

Total                                                $     (0.41)    $    (0.21)
                                                     -----------     ----------
                                                     -----------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING (Note 12)                      3,268,622      1,942,079
                                                     -----------     ----------
                                                     -----------     ----------

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

MEDPLUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                         COMMON STOCK*        COMMON      ADDITIONAL
                                                       ------------------     STOCK        PAID-IN     ACCUMULATED
                                                        SHARES     AMOUNT   SUBSCRIBED*    CAPITAL*      DEFICIT          TOTAL
BALANCE, April 1, 1995                                 1,314,641   $5,946      $ 294      $6,336,310   $(6,951,931)   $  (609,381)
Issuance of common stock for cash                        489,000      489                    171,010                      171,499
Issuance of common stock to satisfy notes payable
     and related accrued interest                        283,650      284                    127,359                      127,643
Issuance of common stock to satisfy deferred salaries    356,790      357                    160,198                      160,555
Issuance of common stock in acquisition (Note 2)         219,012      219                     12,868                       13,087
Common stock subscribed (Note 8)                                                 189          56,478                       56,667
Issuance of common stock                                 293,667      294       (294)
Issuance of common stock for services                      8,333        8                      2,492                        2,500
Net loss                                                                                                  (403,499)      (403,499)
                                                       ---------   ------      -----      ----------   -----------    -----------

BALANCE, March 31, 1996                                2,965,093    7,597        189       6,866,715    (7,355,430)      (480,929)
Issuance of common stock for cash                        302,849      303                    267,015                      267,318
Issuance of common stock                                  22,222       22        (22)
Issuance of common stock to satisfy notes
     payable and accrued interest                         75,000       75                     22,425                       22,500
Issuance of common stock for services                     36,000       36                     33,528                       33,564
Issuance of common stock in acquisition (Note 2)          33,333       33                     69,967                       70,000
Common stock subscribed (Note 8)                                                 208          49,792                       50,000
Common stock subscriptions forfeited (Note 8)                                   (375)            375
Issuance of convertible notes payable (Notes 4 and 8)                                        100,000                      100,000
Conversion of convertible notes payable to
     common stock (Notes 4 and 8)                        256,410      256                     49,744                       50,000
Net loss                                                                                                (1,341,747)    (1,341,747)
                                                       ---------   ------      -----      ----------   -----------    -----------

BALANCE, March 31, 1997                                3,690,907   $8,322      $  --      $7,459,561   $(8,697,177)   $(1,229,294)
                                                       ---------   ------      -----      ----------   -----------    -----------
                                                       ---------   ------      -----      ----------   -----------    -----------

*Reflects 1 for 3 reverse stock split effected on April 12, 1997 (See Note 12)

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

MEDPLUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                               1997         1996
OPERATING ACTIVITIES
Net loss                                                   $(1,341,747)  $(403,499)
                                                           -----------   ---------
Adjustments to reconcile net loss to net cash and cash
  equivalents used in operating activities:
  Depreciation and amortization                                 23,722      26,388
  Write-off of goodwill                                         70,000      25,173
  Common stock issued to pay interest                           75,000
  Common stock issued for services                              33,564       2,500
  Increase in accounts receivable                                 (731)    (23,639)
  Decrease (increase) in prepaid and other assets               (5,461)        723
  Increase in accounts payable and accrued liabilities         634,499     138,237
                                                           -----------   ---------

Cash and cash equivalents used in operating activities        (511,154)   (234,117)
                                                           -----------   ---------
INVESTING ACTIVITIES
Proceeds from sale of furniture and fixtures                                 5,000
Purchases of property and equipment                           (135,528)     (1,050)
Cash received from acquired subsidiary                                       1,567
                                                           -----------   ---------
Cash and cash equivalents provided by (used in) investing
  activities                                                  (135,528)      5,517
                                                           -----------   ---------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                         267,318     171,499
Proceeds from common stock subscribed                           50,000      56,667
Payments on notes                                               (9,111)     (6,000)
Proceeds from issuance of notes                                332,617
                                                           -----------   ---------

Cash and cash equivalents provided by financing activities     640,824     222,166
                                                           -----------   ---------
DECREASE IN CASH AND CASH EQUIVALENTS                           (5,858)     (6,434)
CASH AND CASH EQUIVALENTS, Beginning of year                     7,778      14,212
                                                           -----------   ---------
CASH AND CASH EQUIVALENTS, End of year                     $     1,920   $   7,778
                                                           -----------   ---------
                                                           -----------   ---------
SUPPLEMENTAL NONCASH INVESTING ACTIVITIES
Common stock issued for net assets of subsidiary           $    70,000   $  13,087
Receipt of note from shareholder in exchange for
  assumption of debt                                            20,000
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Common stock issued to satisfy notes
     payable and related accrued interest                       22,500     127,643
Common stock issued to satisfy accounts
     payable and deferred salaries                              33,564     160,555
Conversion of convertible notes payable to common stock         50,000
Assumption of debt in exchange for note from shareholder        20,000
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                           1,220


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

MEDPLUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL -- Medplus Corporation and Subsidiaries (the "Company") operate in the health care financing industry. It has developed its private label health care credit card, among other products, for health care patients use in funding the self-pay portion of their health care expenditures. The Company utilizes outside lenders to provide the financing for its products.

     The Company began operating an occupational health clinic in Colorado Springs, Colorado during fiscal 1997 (see Note 12).

     BASIS OF PRESENTATION -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred significant losses from operations during the years ended March 31, 1997 and 1996 and at March 31, 1997 has negative working capital and a shareholders' deficiency. Additionally, the Company has been unable to generate revenue on a sustained basis and, as of July 24, 1997, is not generating revenues from patient financing activities (see
     Note 1 -- Patient Finance Reenue Recognition) and has decided to sell its occupational health clinic. These factors may indicate that the Company will be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries:
     Patient Plus Occupational Health Centers, Inc. and Lincoln Professional Services, Inc. All intercompany accounts and transactions have been eliminated.

     PATIENT FINANCE REVENUE RECOGNITION -- Revenue is recognized when the patient signs a financing agreement with the financial institution and
     patient vouchers are received from the health care providers.    During the
     third and fourth quarters of fiscal 1997 and through the first quarter of fiscal 1998, the Company has recorded no revenues from patient finance operations due to a dispute with a financial institution from which the Company receives all of its patient finance revenue. The financial institution has discontinued making payments to the Company and due to the Company's weak financial position, the Company is unable to pursue remedies against the financial institution. Until the Company is in a position to resolve this situation, management has decided to not accrue any revenues from patient financing.

     NET CLINIC REVENUE AND RECEIVABLE -- Clinic revenues are recognized when services are rendered. The Company has agreements with third party payors that provide for reimbursements to the clinic at amounts different from its established rates. The difference between gross charges and the estimated reimbursement that will be paid by various third parties is charged to contractual allowances to arrive at net clinic revenue. Accounts receivable are shown net of estimated write-offs and doubtful accounts of $6,381.

     PROPERTY -- Property is recorded at cost. Depreciation is computed on the straight-line method over estimated useful lives of five to seven years. Depreciation expense was $23,722 and $3,025 for the years ended March 31, 1997 and 1996, respectively.

     ACCRUED EXPENSES -- Included in accrued expenses are payroll taxes and estimated penalties and interest of $353,693 at March 31, 1997.

     USE OF ESTIMATES -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     GOODWILL -- Goodwill is recorded for costs in excess of net assets acquired in the acquisition of certain subsidiaries. Amortization is computed on a straight-line basis over the estimated useful life of five years. Annually management evaluates the expected benefits associated with the remaining recorded goodwill in order to determine an appropriate valuation. At March 31, 1997, management determined the goodwill related to the acquisitions of Surgical Funds Group and Yes Charge, Inc. (see Note 2) had no future value and was charged to general and administrative expenses in the statements of operations.

     STATEMENT OF CASH FLOWS -- The Company considers cash on deposit with banks to be cash and cash equivalents.

     NET LOSS PER SHARE -- Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants are not included in the calculation of net loss per share because their effect would be antidilutive.

     RECLASSIFICATIONS -- Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

2.   ACQUISITIONS

     SURGICAL FUNDING GROUP -- In November 1995, the Company acquired 100% ownership of Surgical Funding Group (SFG) through the issuance of 219,012 shares of the Company's common stock. The acquisition was accounted for as a purchase. SFG is a California corporation engaged in the medical financing business. Shares of stock issued in connection with the acquisition were valued at $.06 per share which was the approximate fair market value of the Company's stock at the acquisition date. Accordingly, the purchase price was allocated to net assets based on their estimated fair market values. The net assets acquired included a list of medical providers who were currently using or who may use SFG products. The provider list was assigned a fair market value of $5,000 of the total purchase price of $13,000, and was being amortized over three years. The unamortized balance of $4,000 was written off in 1997 because management determined it to be of no future value. The operating results of SFG have been included in the Company's consolidated financial statements since the date of acquisition.

     YES CHARGE, INC. -- In April 1996 the Company acquired 100% of the net assets of Yes Charge, Inc. (Yes Charge) a patient finance business located in Ventura, California. The acquisition was consummated through the issuance of 33,333 shares of common stock and is accounted for as a purchase. Shares of stock issued in connection with the acquisition were valued at $2.10 per share, which was the approximate fair market value of the Company's stock at the acquisition date. The entire purchase price of $70,000 was allocated to goodwill and other intangible assets acquired, to be amortized over three years. As of March 31, 1996, however, such intangible assets were determined by management to have no future value and were written off. The operating results of Yes Charge are included in the Company's consolidated financial statements since the date of acquisition.

     The following unaudited pro forma information combines the results of operations of the Company, SFG and Yes Charge for the year ended March 31, 1996 as if the acquisitions had occurred at the beginning of fiscal 1996, after giving effect to certain adjustments, including depreciation and amortization:

     Net revenues                                  $ 267,000
     Net loss                                       (397,000)
     Net loss per common share (Note 12)               (0.20)

3.   NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties, all of which are considered to be current liabilities by their terms or due to default, consist of the following at March 31, 1997:

     Unsecured note payable to a director of the Company, bearing interest at 10%
          per annum, $10,000 together with accrued interest and $15,000 together with accrued interest, is payable upon the Company obtaining
          $100,000 and $500,000 in equity financing, respectively.                    $ 25,000

     Unsecured note payable to the former president and director of the
          Company bearing interest at 18% per annum.  The note is past due.             40,500

     Unsecured note payable to a shareholder and former officer of the Company, non-interest bearing, due in equal monthly installments of $2,000 from
          May 1996 through April 1997 with a final installment of $123,288 payable in May 1997.  This note is recorded net of unamortized discount of
          $5,074 at March 31, 1997 to reflect an effective interest rate of 18%.
          Payments on this note are in default.                                        157,763

     Unsecured note payable to shareholders of the Company bearing
          interest at 10% per annum.  The note is payable on demand.                   103,962

     Unsecured note payable to shareholder of the Company bearing
          interest at 11% per annum.  The note is payable on demand.                    12,500

     Unsecured note payable to shareholder of the Company bearing interest at a range between 10% to 17% depending on shareholder's credit card
          rate.  The note is payable on demand.                                         19,000
                                                                                      --------
     Total                                                                            $358,725
                                                                                      --------
                                                                                      --------

4.   CONVERTIBLE NOTES PAYABLE

     During 1997, the Company issued $100,000 of convertible notes due October 1, 2006 bearing interest at 8% per annum. Upon closing of an anticipated public offering of common stock, the noteholders have thirty days to convert the notes into shares of common stock of the Company in face value amount equal to 200% of the dollar amount of the notes based on the per share price of the common stock as set forth in the anticipated public offering. In the event the planned public offering has not become effective by October 1, 1997, the noteholders may, at their sole option, elect to convert the notes and all accrued interest into shares of common stock of the Company based on the closing price per share at the close of business on the last business day of the month in which the notice is received by the transfer agent. Payments of accrued interest are payable on April 1 and October 1. The Company is in default on the interest payments as of July 24, 1997.

     In order to recognize the beneficial conversion feature to the noteholders of these convertible notes, the Company has recorded the $100,000 excess value of the common stock to be issued upon the anticipated conversion of the notes over the face value as a note discount and additional paid-in capital. The discount is being amortized to interest expense from the issuance date through October 1, 1997.

     During the year ended March 31, 1997, $50,000 of the convertible notes were converted into 256,410 shares of common stock. At the date of conversion, $50,000 of unamortized discount was charged to interest expense with a corresponding increase to common stock and additional paid-in capital.


5.   NOTES PAYABLE

     Notes payable, both of which are current liabilities by their terms, consist of the following at March 31, 1997:

     Unsecured notes payable to an individual bearing interest at 12%,
          interest payable monthly and due August 1997                      $49,072

     Note payable to bank bearing interest at 9.875%, collateralized by
          certain assets of a shareholder and due June 1997                  35,000
                                                                            -------
     Total                                                                  $84,072
                                                                            -------
                                                                            -------

6.   LINE OF CREDIT

     At March 31, 1997, $4,327 was due a financial institution under a $5,000 line of credit agreement which bears interest at 15%. The agreement has no expiration as long as the Company maintains an account with the financial institution.

7.   OPERATING LEASE

     The Company leases office space from an affiliate of one of its shareholders, office equipment and clinical space under operating leases. Minimum future rental payments under non-cancelable operating leases, having remaining terms in excess of one year, as of March 31, 1997 for each of the next five years are:

     Year ended March 31,
          1998                               $ 49,644
          1999                                 54,732
          2000                                 60,437
          2001                                 40,116
          2002                                  6,789
                                             --------
     Total minimum future rental payments    $211,718
                                             --------
                                             --------

     Rental expense on these leases was $24,687 in fiscal 1997 (none in fiscal
     1996).

8.   SHAREHOLDERS' DEFICIENCY

     The Company received cash of $50,000 and $56,667 in 1997 and 1996, respectively, for stock subscriptions. Certain stock subscriptions required the investor to arrange additional financing for the Company within a defined time frame or the subscriptions would be forfeited. During 1997, subscriptions for 375,000 shares of common stock were forfeited.

     At March 31, 1997, the Company had outstanding warrants to purchase 491,667 shares of the Company's common stock at $.15 to $.75 per share. The warrants were converted into 191,250 shares of common stock in April of 1997.

9.   INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of deferred taxes at March 31, 1997 are as follows:

     Deferred tax assets:
          Net operating loss carryforwards                  $ 2,266,000
          Write-down of goodwill not deductible                  62,000
          Deferred salaries not deductible                        8,000
          Discount on convertible notes                          26,000
                                                              2,362,000
     Valuation allowance                                     (2,362,000)
                                                            -----------
     Net deferred taxes                                     $     --
                                                            -----------
                                                            -----------

     As of March 31, 1997, the Company has net operating loss carryforwards of approximately $6,632,000 which expire beginning in fiscal year 2000. As of March 31, 1997, the Company has recorded a valuation allowance to reduce existing deferred tax assets since the assets are not likely to be
     realized.   The valuation allowance increased by $460,000 during the year ended March 31, 1997. During the years ended March 31, 1997 and 1996, the effective tax rate differed from the federal statutory rate due to the increases in the valuation allowance.

10.  NOTE RECEIVABLE FROM SHAREHOLDER

     The Company has a note receivable from a shareholder which bears interest at 9.75% and is due in January 1998. The note was received in exchange for the Company assuming the shareholder's debt to a bank (see Note 5).

11.  LITIGATION

     The Company is in litigation with a former president of the Company who alleges failure of the Company to make certain payments under a promissory note in the purported range of $70,000 to $90,000. The Company has recorded a $40,500 note payable to the former president and $23,565 of related accrued interest in the accompanying financial statements which management of the Company believes reflects the terms of the original promissory note agreement. Management is vigorously contesting this litigation, has denied any failure to pay and has asserted certain counter claims against the former president.

12.  SUBSEQUENT EVENT

     REVERSE STOCK SPLIT -- On April 12, 1997, the Board of Directors authorized a one-for-three reverse stock split. All references in the accompanying consolidated financial statements and notes to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the decreased number of common shares.

     DISCONTINUED OPERATIONS -- On July 28, 1997, the Company announced its intentions to dispose of its occupational health clinic. Accordingly, the operations of the clinic are reported as discontinued operations. The Company expects to sell the clinic for a gain during the period ending March 31, 1998.

     The clinic's assets, liabilities and revenues at March 31, 1997 and for the year then ended were $148,684, $345,937 and $105,370, respectively.