Form 10QSB
period 1997-06-30
MEDPLUS CORP
filed 1997-08-22
CIK 812805

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-QSB

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1997
                               ----------------------------------------------

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period  from                        to
                                ----------------------    -------------------

Commission file number                         0-16286
                       ------------------------------------------------------

                              MEDPLUS CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                    95-4082020
-----------------------------------------------------------------------------
(State or other jurisdiction of          (IRS Employer identification number)
 incorporation or organization)

8  S. Nevada Ave.,  Ste. 204, Colorado Springs,  Colorado            80903
-----------------------------------------------------------------------------
(address of principle executive offices)                           (Zip Code)

                                  719-575-0044
-----------------------------------------------------------------------------
               (Registrants telephone number, including area code)


-----------------------------------------------------------------------------
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
  Class                                 Outstanding at August 18, 1997
  -------------------------------------------------------------------------
  Common Stock, Par-Value
  -------------------------------------------------------------------------
  $.001 per share                       6,234,923
  -------------------------------------------------------------------------

                               MEDPLUS CORPORATION

                              REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


PART I                                                    PAGE NUMBER
------                                                    -----------

ITEM 1.  -   FINANCIAL INFORMATION

             Balance Sheets at June 30, 1997
                and March 31, 1997 . . . . . . . . . . . . . . 3

             Statements of Operations for the
                Three Months Ended June 30, 1997
                and June 30, 1996. . . . . . . . . . . . . . . 5

             Statements of Cash Flows for the
                Three Months Ended June 30, 1997
                and June 30, 1996. . . . . . . . . . . . . . . 6

             Notes to Financial Statements . . . . . . . . . . 7

ITEM 2. -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS . . . . . . . . . . . . . . . . . .10

PART II

                Other Information. . . . . . . . . . . . . . .12

                Signature Page . . . . . . . . . . . . . . . .14

                                     PART I
                         ITEM 1.  FINANCIAL INFORMATION
                               MEDPLUS CORPORATION



CONSOLIDATED BALANCE SHEETS

ASSETS                                    June 30, 1997      March 31, 1997
                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                   $    (4,309)        $     1,920
Accounts receivable                              27,180              24,870
Prepaid expenses and other
    current assets                                6,261               9,851
Inventory                                         3,172
Note receivable from Shareholder                 20,000              20,000
                                            -----------         -----------
Total current assets                             52,304              56,641
                                            -----------         -----------

PROPERTY:
Office Equipment                                 41,729              46,729
Furniture and Fixtures                           21,262              21,264
Leasehold Improvements                           87,785              87,785
                                            -----------         -----------

Total                                           150,776             155,778
Less accumulated depreciation                    36,260              34,045
                                            -----------         -----------

Net property                                    114,516             121,733
                                            -----------         -----------

TOTAL ASSETS                                $   166,820         $   178,374
                                            -----------         -----------
                                            -----------         -----------


                 See accompanying notes to financial statements

MEDPLUS CORPORATION
-------------------

CONSOLIDATED BALANCE SHEETS  CONTINUED
                                          June 30, 1997      March 31, 1997
LIABILITIES AND SHAREHOLDERS' EQUITY        (Unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued
 expenses                                   $   964,335         $   869,590
Notes payable to related parties  (Note 4)      359,435             358,725
Deferred Salaries                                93,327              65,954
Convertible note payable - net of
 discount (Note 4)                               37,500              25,000
Notes payable                                   105,339              84,072
Line of credit                                    4,759               4,327
                                            -----------         -----------

Total liabilities                             1,564,695           1,407,668
                                            -----------         -----------

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
 authorized 2,000,000 shares;
  no shares outstanding
Common stock, $.001 par value;
 authorized, 30,000,000 shares;
 issued and outstanding, 9,529,740
 and 8,895,278 shares at December 31, 1996
 and March 31, 1996 respectively                  8,322               8,322
Additional paid in capital                    7,493,561           7,459,561
Accumulated deficit                          (8,899,758)         (8,697,177)
                                            -----------         -----------

Net shareholders' equity                     (1,397,875)         (1,229,294)
                                            -----------         -----------


TOTAL                                       $   166,820         $   178,374
                                            -----------         -----------
                                            -----------         -----------


                 See accompanying notes to financial statements

                             MEDPLUS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                Three Month Period
                                                   Ended June 30,
                                              -------------------------
                                                 1997            1996
                                                 ----            ----

PATIENT FINANCE REVENUES:                     $   5,640       $  46,444

EXPENSES:
General and Administrative                      102,417         166,339
Sales and Marketing                              76,275          67,752


Total expenses                                  178,692         234,091
                                              ---------       ---------
Loss from Operations                           (173,053)       (187,647)



Loss from Continuing Operations                (173,053)
Loss from Discontinued Operations of
 Occupational Health Clinic                     (29,528)
Net loss                                       (202,581)       (187,647)
                                              ---------       ---------

Loss Per Share From Continuing Operations          (.03)          (0.03)
               From Discontinued Operations        (.00)
Total                                              (.03)          (0.03)
                                              ---------       ---------
                                              ---------       ---------


Weighted average number of
 common shares outstanding                    6,234,923       6,913,021


                    See accompanying financial statements

                               MEDPLUS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTH PERIOD ENDED

                                                                June 30,
                                                           1997          1996
                                                           ----          ----
CASH FLOWS (USED BY) OPERATING ACTIVITIES:
Net loss                                               ($ 202,581)   ($ 187,647)
Adjustments to reconcile net income (loss) to net
 cash from (used) by operating activities:
 Depreciation and amortization                              7,634         1,667
 (Increase) decrease in assets:
       Accounts receivable                                 (2,310)       (1,878)
       Inventory                                                0
       Prepaid expenses and other current
        assets                                                  2        (5,057)
       Increase (decrease) in liabilities:
       Accounts payable and accrued expenses               94,745        (5,853)
       Deferred Salaries                                   27,373        (4,849)
                                                       -----------   -----------
Total cash provided (used) by operating activities        (75,137)     (203,617)

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Investment in property, plant and equipment                              (6,308)
Proceeds from sale of equipment                                               0
Additions to property, plant and equipment                      0             0
                                                       -----------   -----------
Total cash provided (used) by investing activities              0        (6,308)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Purchase of short term debt                                67,591        44,000
Purchase of long term debt                                      0             0
Payment on short term debt                                      0       (27,000)
Payment of note payable                                   (32,683)            0
Issuance of common stock                                   34,000       203,829
                                                       -----------   -----------
Total cash from (used by) financing activities             68,908       220,829

Increase (decrease) in cash and cash equivalents           (6,229)       10,904
Cash and cash equivalents at beginning of period            1,920         7,778
                                                       -----------   -----------

Cash and cash equivalents at end of period              $  (4,309)    $  18,682
                                                       -----------   -----------
                                                       -----------   -----------

                               MEDPLUS CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the Company's most recent 10-K for the fiscal year ended March 31, 1997, the Company has incurred significant losses from operations during the years ended March 31, 1997 and 1996 and at March 31, 1997 and 1996 have negative working capital and negative shareholders' equity. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability
     to generate sufficient cash to meet its obligations on a    timely basis,
     to obtain financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds needed for the successful operation of the Company. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations to review management's attempt to solve the cash flow needs of the Company.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended June 30, 1997 and March 31, 1997, and the results of operations and its cash flows for the three month periods ended June 30, 1997 and June 30, 1996.
     Certain   information and footnote disclosures normally included in
     financial statements have been     condensed or omitted pursuant to rules
     and regulations of the Securities and Exchange    Commission, although the
     registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

     INCOME TAXES - As of March 31, 1997 the Company has net operating loss carryforwards of approximately $2,362,000, which can be utilized in future periods to offset future taxable income. The net operating loss carryforwards begin expiring in the year 2000. Due to the Company's net operating loss position and carryforwards the adoption of SFAS 109 has no material impact.

     Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results for the year ending March 31, 1998.

     The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended March 31, 1997, included in the Company's Annual Report on Form 10-K.

3.   COMPUTATION OF NET LOSS PER SHARE

     Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants are not included because their effect would be antidilutive.

4. NOTES PAYABLE TO RELATED PARTIES

   Notes payable to related parties all of which are considered to be current liabilities by their term or due to default consists of the following at June 30, 1997 and March 31, 1997:

                                                 June 30, 1997   March 31, 1997
                                                 -------------   --------------
                                                   Unaudited
   Unsecured note payable to Company
     director bearing interest at 10% per
     annum, $10,000 together with
     accrued interest and $15,000 together
     with accrued interest.
                                                     25,000            25,000

   Unsecured note payable to a former officer and
     director of the Company bearing interest
     at 18% per annum. The note is past due
     and is currently under dispute.                 40,500            40,500

   Unsecured note payable to a shareholder and
     former officer of the Company, non-interest
     bearing, due in equal monthly
     installments of $2,000 from May 1996
     through April 1997 with a final installment
     of $123,288 payable in May 1997. This note
     is recorded net of unamortized discount of
     $5,074 at March 31, 1997 to reflect an
     effective interest rate of 18%. Payments
     on this note are in default.                   137,970           157,763

   Unsecured note payable to shareholders of the
     Company bearing interest at 10% per
     annum.  The note is payable on demand.         109,780           103,962

   Unsecured note payable to shareholder of the
     Company bearing interest at 11% per
     annum.  The note is payable on demand.          12,185            12,500

   Unsecured note payable to shareholder of the
     Company bearing interest at a range
     between 10% and 17%, depending on
     shareholder's credit card rate.  The note
     is payable on demand.                           34,000            19,000

  Total                                           $ 359,435         $ 358,725

  CONVERTIBLE NOTES PAYABLE

  During 1997, the Company issued $100,000 of convertible notes due October 1, 2006 bearing interest at 8% per annum. Upon closing of an anticipated public offering of common stock, the noteholders have thirty days to convert the notes into shares of common stock of the Company in face value amount equal to 200% of the dollar amount of the notes based on the per share price of the common stock as set forth in the anticipated public offering. In the event the planned public offering has not become effective by October 1, 1997, the noteholders may, at their sole option, elect to convert the notes and all accrued interest into share of common stock of the Company based on the closing price per share at the close of business on the last business day of the month in which the notice is received by the transfer agent. Payments of accrued interest are payable on April 1 and October 1. The Company is in default on the interest payments as of July 24, 1997.

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

  NOTES PAYABLE

  Notes payable, all of which are current liabilities by their terms, consist of the following:

                                                  June 30, 1997  March 31, 1997
                                                  -------------  --------------
                                                    Unaudited

  Unsecured note payable to an individual
    bearing interest at 12%, interest
    payable monthly and due August 1997.              47,108         49,072


  Unsecured note payable to an individual
    bearing interest at 12%, interest
    payable monthly and due August 1997.              25,000              0

  Note payable to bank bearing interest at
    9.875%, collateralized by certain assets
    of a shareholder and due June 1997.               33,231         35,000

  Unsecured $5,000 line of credit bearing
    interest at 15%.                                   4,759          4,327


  Total                                            $ 110,098       $ 88,399
                                                   ---------       --------

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company had working capital of ($1,512,391) compared to working capital of ($1,351,027) at March 31, 1997. The decline in working capital is primarily due to the Company's net loss for the three months ended June 30, 1997. The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes from shareholders of the Company and related parties along with accrued payables and expenses.

The Company's liquidity position is severely strained. Liquidity needs are currently being met from revenues and short-term borrowing in the form of promissory notes. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $ 2,000,000 in equity or debt financing in order to sustain operations for the next twelve months following the period ended June 30, 1997. On or about April 8, 1997, the Company entered into a financing agreement with Sands Brothers & Co., Inc., to provide debt/equity financing which would be more than sufficient to operate the Company and fulfill its business plans. The proceeds of this offering will be utilized to expand the Company's marketing activities, for future acquisitions and to reduce the Company's debt. Sands Brothers & Co., Inc. has informed the company that they will commence its fund raising activities immediately upon the filing of the company's Form 10-QSB. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations. As of June 30, 1997 there were no known demands, commitment or uncertainties affecting cash flows other than normal accounts payable demands, debt, and past due interest payments.

RESULTS OF OPERATIONS

Revenue derived from the sale of products from the Company's continuing operations was $5,640 for the three month period ended June 30, 1997 as compared to $46,444 in operating revenue for the three month period ended June 30, 1996. The Company's revenue decrease over the three month period ended June 30, 1996 is primarily attributable to nonpayment of the Company's revenue from United States Bank of Oregon. The Company's loan volumes generated to United States Bank of Oregon have increased. However, United States Bank of Oregon has unilaterally decided to withhold the revenues owed the Company. The Company is currently in dispute with United States Bank of Oregon, and with Care Card Northwest, over the withholding of the Company's revenues and is exploring remedies to this dispute including the possibility of legal action. Revenue derived from discontinued operations was $70,179 for the three month period ended June 30, 1997. There was no income from discontinued operations for the three month period ended June 30,1996.

General and administrative expenses from continued operations decreased 38% from $166,339 during the three month period ended June 30, 1996 to $102,417 during the three month period ended June 30, 1997. The decrease of 38% during the three month period ended June 30, 1997 is due primarily to decreases in personnel after the United States Bank withholding the company's revenues as stated above.

Sales and marketing expenses for continued operations increased 13% from $67,752 during the three month period ended June 30, 1996 to $76,275 during the three month period ended June 30, 1997. The increase of 13% during the three month period ended June 30, 1997 is primarily due to the addition of sales and marketing personnel and related expense for the Company's health care credit card services field offices in California in support of the Company's new product.

                                   PART II
                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Form 10-KSB regarding litigation no changes for period ending June 30, 1997

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On or about March 3, 1997 with the program commencing on May 9th signed an Affinity Agreement with Pullman Bank & Trust Company. The Company and Bank intend to establish a Private Label and/or MasterCard, and/or Visa Card account program generally referred to in the industry as a "co-branded/affinity card", which provides the Company with certain benefits paid by Bank to Company and/or certain benefits paid by Company to Bank as a result of Company's members or customers using a Private Label and/or MasterCard, and/or Visa Card issued by Bank to members who participate in the program. The initial program issues a Private Label MedPlus Card to all customers who apply.

     On or about March 5, 1997 signed a Letter of Intent with R.J. Associates, Inc. R.J. Associates, Inc. is in the business of contracting and marketing their own Preferred Provider Network (PPN), Health Payors Organization, LTD., and Competitive Health Plan, Inc. which together compose approximately 80,000 physicians, 2,000 medical surgical hospitals and 5,000 ancillary facilities, most of whom are directly contracted. The Letter of Intent calls for the Company and R.J. Associates, Inc. to enter into an agreement whereas the Company can expand utilization of its credit card by marketing health insurance with its credit card and utilize the discount for service PPN owned by R.J. Associates, Inc.

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

     As a subsequent event, in July, 1997 the company raised $150,500 through two accredited investors through a promissory note. As a part of this agreement the company issued warrants to purchase shares of common stock in the amounts of 45,000 shares and 25,000 shares. The warrants issued are exersisable at $ .50 and $1.00 respectively and are two year terms. The capital raised was used for general working capital purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits
         None

     b.  Reports on Form 8-k
         None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDPLUS CORPORATION



Date:  August 20,1997                   \By\Tim C. DeHerrera
                                        -----------------------------
                                        Tim C. DeHerrera
                                        Chief Executive Officer

Date:  August 20, 1997                  \By\Jim Harding
                                        -----------------------------
                                        Jim Harding
                                        Chief  Financial Officer