Form 10QSB
period 1997-09-30
MEDPLUS CORP
filed 1997-11-21
CIK 812805

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-QSB

  (Mark One)
     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997.

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 for the transition period  from     to  .

  Commission file number 0-16286


                            MEDPLUS CORPORATION
           (Exact name of registrant as specified in its charter)

             Delaware                                 95-4082020
             --------                                 ----------
  (State or other jurisdiction of         (IRS Employer dentification number)
   incorporation or organization)

           8 S. Nevada Ave., Ste. 204, Colorado Springs, Colorado 80903
           (address of principle executive offices)          (Zip Code)

                                 719-575-0044
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
  subject to such filing requirements for the past 90 days.  Yes X   No
                                                                ---     ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Class                         Outstanding at November 21, 1997
         -----                         --------------------------------
  Common Stock, Par-Value                         7,661,254
     $.001 per share

                              MEDPLUS CORPORATION

                             REPORT ON FORM 10-QSB


                               TABLE OF CONTENTS

                                                           PAGE NUMBER
                                                           -----------
  PART I

  ITEM 1.  -  FINANCIAL INFORMATION

         Balance Sheets at September 30, 1997.....................3

         Statements of Operations for the
         Three Months Ended September 30, 1997
         and September 30, 1996...................................5

         Statements of Cash Flows for the
         Three Months Ended September 30, 1997
         and September 30, 1996...................................6

         Notes to Financial Statements............................7

  ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS........10

  PART II

         Other Information........................................11

         Signature Page...........................................12

                                   PART I
                       ITEM 1.  FINANCIAL INFORMATION
                             MEDPLUS CORPORATION


                         CONSOLIDATED BALANCE SHEETS

  ASSETS                         September 30, 1997
                                    (Unaudited)
                                 ------------------
  CURRENT ASSETS:
  Cash and cash equivalents         $  (14,278)
  Accounts receivable                   43,551
  Prepaid expenses and other
      current assets                     5,845
  Inventory                              3,172
                                      --------
  Note receivable from Shareholder      20,000


  Total current assets                  58,290
                                      --------
  PROPERTY:
  Office Equipment                      41,729
  Furniture and Fixtures                26,365
  Leasehold Improvements                87,785
                                      --------
  Total                                155,879
  Less accumulated depreciation         43,903
                                      --------
  Net property                         111,976
                                      --------

  TOTAL ASSETS                     $   170,266
                                     =========


              See accompanying notes to financial statements

                              MEDPLUS CORPORATION

                                                September 30, 1997
                                                ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (Unaudited)

  CURRENT LIABILITIES:

  Accounts payable and accrued
        expenses                                 $    1,022,405
  Notes payable to related parties  (Note 4)            366,043
  Deferred Salaries                                      73,575
  Convertible note payable - net of
        discount (Note 4)                                37,500
  Notes payable                                         278,475
  Line of credit                                          5,064
                                                    -----------
  Total liabilities                                   1,783,062
                                                    -----------
  SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      no shares outstanding
  Common stock, $.001 par value;
      authorized, 30,000,000 shares;
      issued and outstanding, 3,690,907
      and 6,771,266 shares at March 31, 1997
      and September 30, 1997 respectively                 8,322
  Additional paid in capital                          7,523,809
  Accumulated deficit                                (9,144,927)
                                                   ------------
  Net shareholders' equity                           (1,612,796)
                                                   ------------

  TOTAL                                              $  170,266
                                                   ============

                 See accompanying notes to financial statements

                             MEDPLUS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                 Three Month Period   Six Month Period
                                Ended September 30,  Ended September 30,
                                  1997       1996        1997    1996
                                  ----       ----        ----    ----

  PATIENT FINANCE REVENUES:       $1,422   $ 9,078     $7,062  $  55,521

  EXPENSES:
  General and Administrative     112,399    63,649    214,816    114,459
  Sales and Marketing            109,708    82,583    185,983    188,362

  Total expenses                 222,107   146,232    400,799    302,821
                                --------  --------   --------   --------
  Loss from Operations          (220,685) (137,154)  (393,737)  (247,300)



  Loss from Continuing
    Operations                  (220,685) (137,154)  (393,737)  (247,300)
  Loss from Discontinued Operations
    of Occupational Health Clinic(24,484) (103,109)   (54,012)  (189,552)
  Operating Loss                (245,169) (240,263)  (447,749)  (436,852)
                                --------  --------   --------   --------
  Total Other Income                   0    90,007          0     90,034

  Net loss                      (245,169) (150,256)  (447,749)  (346,818)


  Loss Per Share From
    Continuing Operations          (0.03)    (0.01)     (0.07)     (0.03)
    From Discontinued Operations       0     (0.01)     (0.01)     (0.02)
  Total                            (0.03)    (0.02)     (0.08)     (0.04)
                                =========  ========  =========  =========

  Weighted average number of
    common shares outstanding  6,363,700 9,456,407  4,999,695  8,014,829


                     See accompanying financial statements

                             MEDPLUS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                   SIX MONTH PERIOD ENDED
                                                        September 30,
                                                     1997          1996
                                                    ------        ------
  CASH FLOWS (USED BY) OPERATING ACTIVITIES:
  Net loss                                        ($  447,749) ($  346,818)
  Adjustments to reconcile net income (loss) to net
      cash from (used) by operating activities:
      Depreciation and amortization                     9,858        9,796
      (Increase) decrease in assets:
         Accounts receivable                         ( 18,681)       6,164
         Inventory                                     (3,172)      (5,891)
         Prepaid expenses and other current
            assets                                      4,006       (5,058)
         Increase (decrease) in liabilities:
         Accounts payable and accrued expenses        161,173      221,591
                                                     --------     --------
  Total cash provided (used) by operating activities (294,565)    (120,213)

  CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
  Investment in property, plant and equipment            (102)           0
  Proceeds from sale of equipment                           0            0
  Additions to property, plant and equipment                0     (139,172)
                                                     --------     --------

  Total cash provided (used) by investing activities     (102)    (139,172)

  CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
  Purchase of short term debt                         214,221      117,901
  Purchase of long term debt                                0            0
  Payment on short term debt                                0            0
  Payment of note payable                                   0            0
  Issuance of common stock                             64,248      136,328
                                                    ---------     --------
  Total cash from (used by) financing activities      278,469      254,229

  Increase (decrease) in cash and cash equivalents    (16,198)      (5,156)
  Cash and cash equivalents at beginning of period      1,920        7,778
                                                    ---------     --------
  Cash and cash equivalents at end of period      $   (14,278)   $   2,622
                                                  ===========   ==========

                              MEDPLUS CORPORATION

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended
September 30, 1997 and March 31, 1997, and the results of operations and its cash flows for the six month periods ended September 30, 1997 and September 30, 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

Income Taxes - As of March 31, 1997 the Company has net operating loss carryforwards of  approximately $2,362,000, which can be utilized
in future periods to offset future taxable income.   The net operating
loss carryforwards begin expiring in the year 2000. Due to the Company's net operating loss position and carryforwards the adoption of SFAS 109 has no material impact.

Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results for the year ending March 31, 1998.

The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended March 31, 1997, included in the Company's Annual Report on Form 10-K.


2. COMPUTATION OF NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants are not included because their effect would be antidilutive.


3. GOING CONCERN

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


4. NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties all of which are considered to be current liabilities by their term or due to default consists of the following at September 30, 1997 and March 31, 1997:

                                           September 30, 1997   March 31, 1997
                                                Unaudited
                                           ------------------   --------------
Unsecured note payable to Company
          director bearing interest at 10% per
          annum, $10,000 together with
          accrued interest and $15,000 together
          with accrued interest.                  25,000              25,000

Unsecured note payable to a former officer and
          director of the Company bearing interest
          at 18% per annum. The note is past due
          and is currently under dispute.         40,500              40,500

Unsecured note payable to a shareholder and
          former officer of the Company, non-interest
          bearing, due in equal monthly
          installments of $2,000 from May 1996
          through April 1997 with a final installment
          of $123,288 payable in May 1997. This note
          is recorded net of unamortized discount of
          $5,074 at March 31, 1997 to reflect an
          effective interest rate of 18%. Payments
          on this note are in default.           157,763             157,763

Unsecured note payable to shareholders of the
          Company bearing interest at 10% per
          annum.  The note is payable on demand. 105,280             103,962

Unsecured note payable to shareholder of the
          Company bearing interest at  11% per
          annum.  The note is payable on demand.      -0-             12,500

Unsecured note payable to shareholder of the
          Company bearing interest at a range
          between 10% and 17%, depending on
          shareholder's credit card rate.  The note
          is payable on demand.                   37,500              19,000

Total                                         $  366,043          $  358,725
                                              ----------          ----------

CONVERTIBLE NOTES PAYABLE
-------------------------

During 1997, the Company issued $100,000 of convertible notes due October 1, 2006 bearing interest at 8% per annum. Upon closing of an anticipated public offering of common stock, the noteholders have thirty days to convert the notes into shares of common stock of the Company in face value amount equal to 200% of the dollar amount of the notes based on the per share price of the common stock as set forth in the anticipated public offering. In the event the planned public offering has not become effective by October 1, 1997, the noteholders may, at their sole option, elect to convert the notes and all accrued interest into share of common stock of the Company based on the closing price per share at the close of business on the last business day of the month in which the notice is received by the transfer agent. Payments of accrued interest are payable on April 1 and October 1. The Company is in default on the interest payments as of November 13, 1997.

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

NOTES PAYABLE
-------------

Notes payable, all of which are current liabilities by their terms, consist of the following:

                                        September 30, 1997  March 31, 1997
                                             Unaudited
                                        ------------------  --------------
Unsecured note payable to an individual
       bearing interest at 12%, interest
       payable monthly and due August 1997.    49,072            49,072

Note secured by officers' personal stock
       payable to individuals bearing interest
       at 18% interest and principle due
       August 1998.                           196,108                 0

Unsecured note payable to an individual
       bearing interest at 12%, interest
       payable monthly and due August 1997.    25,000                 0

Note payable to bank bearing interest at
       9.875%, collateralized by certain assets
       of a shareholder and due June 1997.     28,231            35,000

Unsecured $5,000 line of credit bearing interest
       at 15%.                                  5,064             4,327


Total                                    $    278,475       $    88,399
                                         ------------       -----------

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  At September 30, 1997 the Company had working capital of ($1,724,772) compared to working capital of ($1,351,027) at March 31, 1997. The decline in working capital is primarily due to the Company's net loss for the six months ended September 30, 1997. The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes from shareholders of the Company and related parties along with accrued payables and expenses.

  Liquidity needs are currently being met from revenues and short-term borrowing in the form of promissory notes, without that the Company's liquidity position is severely strained. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $ 2,000,000 in equity or debt financing in order to sustain operations for the next twelve months following the period ended September 30, 1997.
  On or about April 8, 1997, the Company entered into a financing agreement with Sands Brothers & Co., Inc., to provide debt/equity financing which would be more than sufficient to operate the Company and fulfill its business plans. The proceeds of this offering will be utilized to expand the Company's marketing activities, for future acquisitions and to reduce the Company's debt. The Company has been advised efforts are close to coming to completion. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations. As of September 30, 1997 there were no known demands, commitment or uncertainties affecting cash flows other than normal accounts payable demands, debt, and past due interest payments.

  RESULTS OF OPERATIONS
  ---------------------

  Revenue derived from the sale of products from the Company's continuing operations was $7,062 for the six month period ended September 30, 1997 as compared to $55,521 in operating revenue for the six month period ended September 30, 1996. The Company's revenue decrease over the six month period ended September 30, 1996 is primarily attributable to nonpayment of the Company's revenue from United States Bank of Oregon and commencing a new relationship with Pullman Bank of Chicago, which has limited financial potential. The Company's loan volumes generated to United States Bank of Oregon had increased. However, the Company has failed to receive any of its revenue from the United States Bank of Oregon. Revenue derived from discontinued operations was $146,153 for the six month period ended September 30, 1997, as compared to $19,112 for the six month period ended September 30,1996.

  General and administrative expenses from continued operations increased 88% from $114,459 during the six month period ended September 30, 1996 to $214,816 during the six month period ended September 30, 1997. The increase of 88% during the six month period ended September 30, 1997 is due primarily to increase in personnel to support to Company's new product.

  Sales and marketing expenses for continued operations decreased 1% from $188,362 during the six month period ended September 30, 1996 to $185,983 during the six month period ended September 30, 1997. The decrease of 1% during the six month period ended September 30, 1997 is primarily due to sales and marketing personnel and related expense for the Company's health care credit card services field offices in California in support of the Company's new product remaining relatively consistent.

                                   PART II
                             OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

          See Form 10-KSB regarding litigation no changes for period ending September 30, 1997

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

          On July 11 and August 5,1997, Phillip R. Beautel and James W. Snyder, respectively, tendered their resignation from the Board of Directors due to personal commitments that would reduce their effective time as a Director of the Company. The Company subsequently accepted these resignations from its Board.

          On July 28, 1997, the Company announced its decision to divest itself of the occupation medicine clinic to focus on its core business. While there currently is not a suitable buyer, the Company intends to sell the clinic by March 31, 1998, and should not incur a loss.

          During the three month peroid ending September 30, 1997, the company raised $240,500 through four accredited investors through the purchase of debt. As a part of this agreement the company issued warrants to purchase shares of common stock in the amounts of 20,000 shares, 17,850 shares, 67,500 shares, 21,425 shares and 25,000 shares.

          The warrants issued are exersisable at $.15, $.35, $.50, $.65 and $1.00 respectively and are two year terms. The capital raised was used for general working capital purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits
            None

        b.  Reports on Form 8-k
            None

                                  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDPLUS CORPORATION


Date:  November 21, 1997            \By\Tim C. DeHerrera
                                        -----------------------
                                        Tim C. DeHerrera
                                        Chief Executive Officer