Form 10-Q
period 1997-12-31
MEDPLUS CORP
filed 1998-02-23
CIK 812805

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

  (Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1997

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from          to

  Commission file number:  0-16286

                             MEDPLUS CORPORATION
          (Exact name of registrant as specified in its charter)

          Delaware                                95-4082020
  (State or other jurisdiction of     (IRS Employer identification number)
   incorporation or organization)

  8 S. Nevada Ave., Ste. 204, Colorado Springs, Colorado      80903
       (address of principle executive offices)             (Zip Code)

                                   719-575-0044
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X   No
                                                      ---     ---
                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution requirements under a plan confirmed by a
  court.   Yes      No
               ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Outstanding at February 19, 1998
                 -----                  --------------------------------
  Common Stock, Par-Value $.001 per share         10,272,954

                             MEDPLUS CORPORATION

                            REPORT ON FORM 10-QSB


                              TABLE OF CONTENTS


  PART I                                         PAGE NUMBER
                                                 -----------
  ITEM 1.- FINANCIAL INFORMATION

         Balance Sheets at December 31, 1997 . . . . .3

         Statements of Operations for the
         Three Months Ended December 31, 1997
         and December 31, 1996 . . . . . . . . . . . .5

         Statements of Cash Flows for the
         Three Months Ended December 31, 1997
         and December 31, 1996 . . . . . . . . . . . .6

         Notes to Financial Statements . . . . . . . .7

  ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS. . . . . . . . . . . . . . .  . . 10

  PART II

         Other Information . . . . . . . . . . .  . . 11

         Signature Page. . . . . . . . . . . . .  . . 12

                                  PART I
                     ITEM 1.  FINANCIAL INFORMATION
                           MEDPLUS CORPORATION

                        CONSOLIDATED BALANCE SHEETS


  ASSETS
                                  December 31, 1997
                                     (Unaudited)
                                  -----------------
  CURRENT ASSETS:

  Cash and cash equivalents                2,618
  Accounts receivable                     53,629
  Prepaid expenses and other
      current assets                       5,428
  Inventory                                3,172
  Note receivable from Shareholder        15,000
                                         -------
  Total current assets                    79,847

  PROPERTY:
  Office Equipment                        41,729
  Furniture and Fixtures                  26,365
  Leasehold Improvements                  87,785
                                         -------
  Total                                  155,879

  Less accumulated depreciation          (51,545)
                                         -------
  Net Property                           104,334
                                         =======
  TOTAL ASSETS                           184,181




                See accompanying notes to financial statements

                             MEDPLUS CORPORATION

                                                December 31, 1997
  LIABILITIES AND SHAREHOLDERS' EQUITY              (Unaudited)

  CURRENT LIABILITIES:

  Accounts payable and accrued expenses           1,068,035
  Notes payable to related parties (Note 4)         370,542
  Deferred Salaries                                  89,075
  Convertible note payable - net of
        discount (Note 4)                            37,500
  Notes payable                                     298,411
  Line of credit                                      5,053
                                                  ---------
  Total liabilities                               1,868,616

  SHAREHOLDERS' EQUITY:

  Preferred stock, $.001 par value;
      authorized 2,000,000 shares;
      no shares outstanding
  Common stock, $.001 par value;
      authorized, 30,000,000 shares;
      issued and outstanding, 3,690,907
      and 8,711,364 shares at March 31, 1997
      and December 31, 1997 respectively              8,322
  Additional paid in capital                      7,635,558
  Accumulated deficit                            (9,328,315)
  Net shareholders' equity                       (1,684,435)

  TOTAL                                             184,181
                                                  =========

            See accompanying notes to financial statements

                            MEDPLUS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Three Month Period  Nine Month Period
                                 Ended December 31,  Ended December 31,
                                  1997    1996        1997     1996
                                  ----    ----        ----     ----

  PATIENT FINANCE REVENUES:    2,210         0      9,272     55,521
  EXPENSES:
  General and Administrative  88,401    96,806    284,350    318,373
  Sales and Marketing         51,507    68,832    244,805    262,602

  Total expenses             139,908   165,638    529,155    580,975

  Loss from Operations      (137,698) (165,638)  (519,883)  (525,454)

  Loss from Continuing
    Operations              (137,698) (165,638)  (519,883)  (525,454)
  Loss from Discontinued
    Operations of
    Occupational
    Health Clinic            (45,691)  (71,586)  (111,255)  (142,880)
                            --------  --------   --------   --------
  Operating Loss            (183,389) (237,224)  (631,138)  (668,334)

  Total Other Income               0         8          0     90,041

  Net loss                  (183,389) (237,216)  (631,138)  (578,293)


  Loss Per Share From
    Continuing Operations      (0.02)    (0.01)     (0.07)     (0.06)
  From Discontinued Operations (0.01)    (0.01)     (0.02)     (0.01)
                            --------  --------   --------    -------
  Total                        (0.03)    (0.02)     (0.09)     (0.07)
                            ========  ========   ========    =======

  Weighted average number
    of common shares
    outstanding            7,917,697 9,807,078  7,182,320  8,856,953

                    See accompanying financial statements

                             MEDPLUS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                          NINE MONTH PERIOD ENDED
                                               December 31,
                                           1997            1996
                                           ----            ----
  CASH FLOWS (USED BY) OPERATING
  ACTIVITIES:

  Net loss                              (631,138)       (578,293)

  Adjustments to reconcile net income
  (loss) to net cash from (used)
  by operating activities:
    Depreciation and amortization         17,500          17,180
  (Increase) decrease in assets:
    Accounts receivable                  (28,759)         (2,105)
  Inventory                               (3,172)         (3,804)

  Prepaid expenses and other current
            assets                         9,423          (5,058)

  Increase (decrease) in liabilities:
    Accounts payable and accrued
    expenses                             221,566         306,229
                                        --------        --------
  Total cash provided (used) by
  operating activities                  (414,580)       (265,851)


  CASH FLOWS FROM (USED BY) INVESTING
  ACTIVITIES:

  Investment in property, plant and
  equipment                                (101)        (139,172)

  Proceeds from sale of equipment             0                0

  Additions to property, plant and
    equipment                                 0                0
                                        -------         --------
  Total cash provided (used) by
    investing activities                   (101)        (139,172)


  CASH FLOWS FROM (USED BY) FINANCING
  ACTIVITIES:

  Purchase of short term debt           239,382          163,768

  Purchase of long term debt                  0           85,000

  Payment on short term debt                  0           (5,928)

  Payment of note payable                     0                0

  Issuance of common stock              175,997          162,081
                                        -------         --------
  Total cash from (used by) financing
    activities                          415,379          404,921

  Increase (decrease) in cash and cash
    equivalents                             698             (102)
                                        -------         --------
  Cash and cash equivalents at beginning
    of period                             1,920            7,778

  Cash and cash equivalents at end of
    period                                2,618            7,676
                                        =======         ========

                             MEDPLUS CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

  1. BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of MEDPLUS CORPORATIONcontain all adjustments (consisting of only normal recurring adjustments) which, in the opinionof management are necessary to present fairly the financial position of the Company as of theperiods ended December 31, 1997 and March 31, 1997, and the results of operations and its cash flows for the nine month periods ended December 31, 1997 and December 31,
       1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
       Commission, although the Registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

       Income Taxes - As of March 31, 1997 the Company has net operating loss carryforwards of approximately $2,362,000, which can be utilized in future periods to offset future
       taxable income.   The net operating loss carryforwards
       begin expiring in the year 2000. Due to the Company's net operating loss position and carryforwards the adoption of SFAS 109 has no material impact.

       Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results for the year ending March 31, 1998

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


  3. GOING CONCERN

       The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the Company's most recent 10-K for the fiscal year ended March 31, 1997, the Company has incurred significant losses from operations during the years ended March 31, 1997 and 1996 and at March
       31, 1997 and 1996 have negative working capital and negative shareholders' equity. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds needed for the successful operation of the Company. See Item 2. Management's Discussion and
       Analysis of Financial Condition and Results of
       Operations to review management's current success at solving the cash flow needs of the Company.


  4. NOTES PAYABLE TO RELATED PARTIES

       Notes payable to related parties all of which are considered to be current liabilities by their term or due to default consists of the following at December
       31, 1997 and March 31, 1997:

                                   December 31, 1997   March 31, 1997
                                        Unaudited
                                   -----------------   --------------
  Unsecured note payable to
    Company director bearing
    interest at 10% per
    annum, $10,000 together
    with accrued interest and
    $15,000 together with accrued
    interest.                            25,000            25,000


  Unsecured note payable to a
    former officer and
    director  of the
    Company bearing interest at
    18% per annum. The
    note is past due and is
    currently under dispute.             40,500            40,500


 Unsecured note payable to a
   shareholder and former officer of the
   Company, non-interest bearing,
   due in equal monthly installments
   of $2,000 from May 1996
   through April 1997 with a
   final installment of $123,288
   payable in May 1997. This note is
   recorded net of unamortized
   discount of  $5,074 at March
   31, 1997 to reflect an
   effective interest rate of
   18%.  Payments on
   this note are in default.            157,763           157,763


  Unsecured note payable to
    shareholders of the Company  bearing
    interest at 10% per annum.
    The note is payable on demand.      106,129           103,962


  Unsecured note payable to
    shareholder of the Company  bearing
    interest at  11% per annum.
    The note is payable on demand.            0            12,500


  Unsecured note payable to
    shareholder of the
    Company bearing
    interest at a range between
    10% and 17%,
    depending on shareholder's
    credit card rate.
    The note is payable on demand.      41,150             19,000


  Total                               $370,542           $358,725
                                      --------           --------

  CONVERTIBLE NOTES PAYABLE

  During 1996, the Company issued $100,000 of convertible notes due October 1, 2006 bearing interest at 8% per annum. Upon closing of an anticipated public offering of common stock, the noteholders have thirty days to convert the notes into shares of common stock of the Company in face value amount equal to 200% of the dollar amount of the notes based on the per share price of the common stock as set forth in the anticipated public offering. In the event the planned public offering has not become effective by October 1, 1997, the noteholders may, at their sole option, elect to convert the notes and all accrued interest into share of common stock of the Company based on the closing price per share at the close of business on the last business day of the month in which the notice is received by the transfer agent. Payments of accrued interest are payable on April 1 and October 1. The Company is in default on the interest payments as of February 19, 1988.

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

  NOTES PAYABLE

  Notes payable, all of which are current liabilities by their terms, consist of the following:

                               December 31, 1997       March 31, 1997
                                  Unaudited
                               -----------------       --------------

  Unsecured note payable to an
    individual bearing
    interest at 12%,
    interest payable monthly and
    due August 1997                    49,072                49,072


  Note secured by officers'
    personal stock payable to
    individuals bearing
    interest at 18% interest and
    principle due August 1998.
    On November 1, 1997 a note
    holder agreed to convert the
    accrued interest of $3,938
    and principle of $87,500 for
    250,000 shares of common
    stock.  The transaction is
    pending.                          196,108                     0


  Unsecured note payable to an
    individual bearing
    interest at 12%,
    interest payable monthly and
    due August 1997.  On November
    1, 1997 the note holder
    agreed to convert the accrued
    interest of $1,500 and
    principle of $25,000 for
    100,000 shares of common
    stock.  The transaction is
    pending.                          25,000                      0


  Note payable to bank bearing
    interest at 9.875%,
    collateralized by
    certain assets of a shareholder
    and due June 1997.                28,231                 35,000


  Unsecured $5,000 line of credit
    bearing interest at 15%.           5,053                  4,327


  Total                             $303,464                $88,399
                                    --------                -------

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997 the Company had working capital of ($1,788,769) compared to working capital of ($1,351,027) at March 31, 1997. The decline in working capital is primarily due to the Company's net loss for the nine months ended December 31, 1997. The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes from shareholders of the Company and related parties along with accrued payables and expenses.

  Liquidity needs are currently being met from revenues, short-term borrowing in the form of promissory notes and equity financing without which the Company's liquidity position would be severely strained. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. As a subsequent event to the period ending December 31, 1997, the Company was able to consummate a private equity financing with RJC Investments LTD., a private investor, which closed on February 6, 1998. In the transaction, RJC invested $250,000 to purchase 1,470,588 shares of the Company's common stock. The securities were issued relying upon the exemption from securities registration afforded by Rule 506 under Regulation D and/or Rule 4(2) as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The Agreement with RJC calls for an additional investment of $250,000 on or before April 6, 1998 to acquire the same number of shares outlined above and a Warrant to purchase 1,250,000 shares of common stock for an investment of $500,000. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs and currently has agreements in place for additional equity financing, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations.
  As of December 31, 1997, there were no known demands, commitment or uncertainties affecting cash flows other than normal accounts payable demands, debt, and past due interest payments.

  RESULTS OF OPERATIONS

  Revenue derived from the sale of products from the Company's continuing operations was $9,272 for the nine month period ended December 31, 1997 as compared to $55,521 in operating revenue for the nine month period ended December 31, 1996. The Company's revenue decrease over the nine month period ended December 31, 1996 is primarily attributable to nonpayment of the Company's revenue from United States Bank of Oregon and commencing a new relationship with Pullman Bank of Chicago, which has limited financial potential. The Company's loan volumes generated to United States Bank of Oregon had increased. However, the Company has failed to receive any of its revenue from the United States Bank of Oregon. Revenue derived from discontinued operations was $208,540 for the nine month period ended December 31, 1997, as compared to $19,112 for the nine month period December 31, 1996.

  General and administrative expenses from continued operations decreased 11% from $318,373 during the nine month period ended December 31, 1996 to $284,350 during the nine month period ended December 31, 1997. The decrease of 11% during the nine month period ended December 31, 1997 is due primarily to a reduction in support personnel.

  Sales and marketing expenses for continued operations decreased 7% from $262,602 during the nine month period ended December 31, 1996 to $244,805 during the nine month period ended December 31, 1997. The decrease of 7% during the nine month period ended December 31, 1997 is primarily due to a reduction in sales and marketing personnel.

                                  PART II
                             OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  See Form 10-KSB regarding litigation. There were no changes for period ending December 31, 1997

  ITEM 2. CHANGES IN SECURITIES

  None

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
          HOLDERS

  None

  ITEM 5. OTHER INFORMATION

  On or about December 23, 1997, the Company received a commitment of up to $20 million to purchase health care receivables through Capstone and Company, LLC a New
  York based merchant banking company. The capital will be contributed for the purchase of qualified receivables generated by the Company's approved health care providers at an amount of up to $5,000,000 per calendar quarter. There can be no assurance that this commitment will lead to a definitive operating line for the Company.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits
           None

     b.  Reports on Form 8-k
           None

                                  Signatures

  Pursuant to the requirements of the Securities and Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDPLUS CORPORATION


Date:  February 23, 1998            By:\s\Tim C. DeHerrera
                                        -----------------------
                                        Tim C. DeHerrera
                                        Chief Executive Officer