Form 10KSB
period 1998-03-31
MEDPLUS CORP
filed 2002-03-05
CIK 812805

Securities and Exchange Commission
                                Washington, D.C.
                                      20549


                                   Form 10-KSB



                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended                         Commission file number
      March 31, 1998                                    0-16286

                               MEDPLUS CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                  95-4082020
     -----------------                           ----------------
(State of other jurisdiction                      (IRS Employer
incorporation or organization)               of identification number)


121 East Pikes Peak, Suite 355
Colorado Springs, Colorado                            80903
------------------------------                        -----
(Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number,
     including area code:                        (719) 447-0047
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
                                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  Yes  X  No    .
                 ---    ---


The aggregate market value of voting common stock held by non affiliates of the registrant was approximately $2,918,992 based on the last reported average bid and asked price of the common stock on the OTC Bulletin Board on March 31, 1998.

The number of shares outstanding of the issuer's common stock as of March 31, 1998: 13,723,113.

                               MEDPLUS CORPORATION

                                     PART I
ITEM 1.     BUSINESS
            --------

     MEDPLUS CORPORATION (the "Company") was incorporated in Delaware in December 1986 and is a reporting, publicly traded company that trades on the OTC Bulletin Board under the symbol MDPL. The Company initially engaged in the manufacture and sale of intraocular lenses and other ophthalmic products. In late 1992, the Company ceased its ophthalmic operations and redirected its activities to the patient finance industry through the Company's acquisition of Patient Plus, Lincoln Professional Services Corporation and Financial Health Network. The Company now works on behalf of health care, dental care, and veterinary providers to find non-recourse financing for their patients. In 1995 and 1996 the Company acquired an additional patient finance company, Surgical Funding Group, located in Irvine, California.

INDUSTRY  BACKGROUND: Total health care costs in the United States have grown to
--------------------
the point that health care now is a trillion dollar industry. It is currently growing at the rate of 8% per year which means that, if current rates continue, health care costs will double in the next nine years. Approximately $200 billion is spent on out of pocket health care services each year. Such services include basic health care as well as elective services such as plastic surgery, dentistry, ophthalmic procedures, audiology services, veterinary medicine and funeral services. Because the Company's operational setup allows it to provide not only necessary financing, but fast, efficient and centralized records administration, the Company believes its products are well positioned within this health care market.

      The Company has been providing patient financing to the health, dental and death care communities for the past five years. Its primary objective is to capitalize on the current and future opportunities in the health care industry by addressing the problems brought about by a unique combination of poor consumer economics and a growing crisis in health care costs due to inefficiencies.

CREDIT  PRODUCT  DESCRIPTION:  The  Company does not fund directly but markets a
-----------------------------
non-recourse lending product. A non-recourse loan is simply an unsecured loan from the Company's lender to a patient. Because the cost of defaults is absorbed entirely by the Company's lender, only patients with "A" credit profiles can be profitably financed.

     PRODUCT DEVELOPMENT: The Company also has under development a "Hospital Recourse" program which would be an addition to its current product line. The MedPlus Recourse Hospital Program will be marketed only to hospitals and large clinics. In this program,. MedPlus would enter into an agreement whereby the patient's loan is guaranteed by the hospital. Therefore, we and our funding source are not assuming the credit risk for the accounts, the hospital is. We will, in this program, then take 100% of the patient accounts the hospital sends us. We wil advance the money to the hospital and bill and collect on the accounts. We will remit the money to the hospital for reimbursement. As to marketing, we are having discussions with several groups of hospitals and are finding a lot of interest.

MARKETING:  The  primary  market  for  the Company's products is a broad base of
----------
health care and specialty providers. The Company primarily markets its products and services through an independent sales representative organization with sales representatives throughout the United States. The sales representatives have an ongoing relationship with the provider and have existing members and/or sales organizations nationwide. The Company also has a field office located in California from its acquisition of Surgical Funding Group. The Company continues to identify and market to prospective alliance companies. The Company's marketing arrangements provide national coverage while reducing the costs associated with an in-house sales organization.

COMPETITION:      Thousands  of  companies  are  involved in medical billing and
------------
consumer finance and these industries are generally highly competitive. The Company has divided what it considers to be its competition into two types; direct competitors and indirect competitors. Direct competitors include traditional credit cards and other companies that market financial products in the self-pay and elective services market. Indirect competitors include substitutes for the Company's products such as in-house finance, collection agencies and banks. While there are a number of competitors and substitutes for the Company's products, the Company believes the market for patient finance services is not now highly competitive. However, as larger financial institutions look towards patient finance as the "last frontier" of consumer finance the competitive nature of the industry could become more highly competitive in the near future.

     DIRECT COMPETITION: The number of firms competing within the industry remains relatively small without any significant large company participants. The Company currently estimates that there are between 20 and 30 firms which it would identify as competitors on a regional basis throughout the United States. In addition, the Company has identified approximately six firms which provide competing services or products on a national basis. However, the nature of the health care crisis today and the increasing awareness among larger financial institutions has created a particularly keen awareness of this emerging market. As a result, the Company expects to see new entrants enter into the market over time.

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

PRODUCT  LIABILITY  INSURANCE:  Due  to  the nature of the Company's current and
------------------------------
future activities, the Company does not currently carry Product Liability Insurance nor does the Company foresee a need for such coverage in the future.

MEDICAL  CLINIC:  In  late  July,  1996,  the  Company  opened  its occupational
----------------
medicine clinic, Patient Plus. Patient Plus Occupational Health Centers, Inc., is a wholly-owned subsidiary of the Company. Patient Plus Occupational Health Centers is a management company exclusively providing primary and secondary occupational health care services to the employer and workers' compensation insurance markets. The company's services and programs are designed specifically to reduce wage replacement, medical disability, legal and other costs that are often associated with work related injuries through effective treatment, patient management, and prevention.

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

     The Company receives its revenue from patient visits for injury care and related services, as well as non-injury follow up care. All revenue is tied to a workman's compensation fee schedule. The Company announced its decision to divest itself of the occupation medicine clinic to focus on its core business. While there currently is not a suitable buyer, the Company intends to sell the clinic by March 31, 1999.

TRADEMARKS:     The  Company  currently  has  one registered trademark, "PATIENT
-----------
PLUS" along with its respective design. The Company and its subsidiaries utilize this mark in connection with the marketing and identification of certain of its products and services. The Company believes this mark is valuable and material to it and its subsidiaries' marketing efforts.

EMPLOYEES:  At  March  31,  1998, the Company had 8 full-time employees. None of
----------
the Company's employees are represented by a labor organization. The Company considers its relations with its employees to be satisfactory.

ITEM  2.     PROPERTY
             --------

     The Company's facilities are comprised of a 2,750 square foot administrative office in Colorado Springs, Colorado; and a 1,500 square foot office facility in Irvine, California. The Company leases its office facilities in Colorado Spring and Irvine under month to month lease agreements. The office space is fully utilized and management believes it to be suitable and adequate for its reasonably foreseeable needs. The Company's clinic, Patient Plus
Occupational  Health  Center,  lease  comprises  a  4,000  square foot facility.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------
             none

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------
     No matters were submitted during the fourth quarter of the fiscal year ended March 31, 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  COMPANY'S  COMMON  EQUITY  AND
             -------------------------------------------
             RELATED  STOCKHOLDER  MATTERS
             -----------------------------
     The Company Stock is traded on the OTC Bulletin Board under the symbol MDPL. The high and low bid prices set forth through March 31, 1998 by fiscal quarter on the following table are on a pre-split basis with no adjustment for post-split:

Bid                                   High Bid   Low Bid
------------------------------------  ---------  --------
1st quarter ended June 30, 1996            .875       .50
2nd quarter ended September 30, 1996       .453      .218
3rd quarter ended December 31, 1996         .24      .125
4th quarter ended March 31, 1997           .145       .11

1st quarter ended June 30, 1997       $     .87  $    .71
2nd quarter ended September 30, 1997       1.06        87
3rd quarter ended December 31, 1997         .20       .18
4th quarter ended March 31, 1998            .24       .22

     The Company has not declared any cash dividends on its common equity in the past two years and has no present intention to pay cash dividends in the foreseeable future.

     The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. On March 31, 1998 the closing price of the Company's common stock on the OTC Bulletin Board was $.22 bid and $.24 asked. As of March 31, 1998 and to the best of the Company's knowledge, there were approximately 1100 holders of its common stock, however the Company believes that there are over 375 holders of its common stock held in "street name" by brokers and clearing houses.

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

     The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The data includes results of operations of acquired companies subsequent to the effective date of each acquisition. The selected consolidated financial data for the two fiscal years ended March 31, 1998 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          Year Ended March 31,
                                      1998                     1997
                                      ----                     ----

Revenues                          $   265,000               $    58,117
Loss From Operations               (2,419,109)               (1,341,747)
Loss Per Share From
Operations                              (0.15)                    (0.41)
                                          Year Ended March 31,
                                      1998                     1997
                                      ----                     ----

Total Assets                      $   116,281               $   178,374
Total Liabilities                   1,697,899                 1,407,668
Working Capital                    (1,625,240)               (1,351,027)
Long Term Debt /and Capitalized
 Leases                                     0                         0
Stockholders' Equity/(Deficit)     (1,581,618)               (1,229,294)

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
             ------------------------------------------------------
             CONDITION  AND  RESULTS  OF  OPERATIONS.
             ---------------------------------------

LIQUIDITY  AND  CAPITAL  RESOURCES  The  Company  has historically generated the
----------------------------------
funds necessary to meet its working capital needs through internally generated funds, through the private sale of common stock and the issuance of notes payable.

     At March 31, 1998, the Company had working capital of ($1,625,240) compared to working capital of ($1,351,027) at March 31, 1997. The decline in working capital is primarily due to the Company's net loss for the twelve months ending March 31, 1998. The Company's current liabilities are higher than its assets due primarily to loans evidenced by promissory notes from shareholders of the Company and related parties and accounts payable. The Company intends to pay these liabilities out of future financing and/or operations.

     The Company's liquidity position is severely strained. Liquidity needs are currently being met from the proceeds of various debt financing sold. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon the Company's ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. The Company is actively engaged in activities with intent to raise equity financing in order to meet its long-term liquidity needs. There can be no assurance that the Company will be able to consummate any transaction and/or raise the additional financing necessary for continuing operations. The Company has entered into a financing agreement with Sands Brothers & Co., Inc., to provide debt and equity financing whichwould be more than sufficient to operate the Company and fulfill its business plans. As of March 31, 1998 there were no known demands, commitments or uncertainties affecting cash flows other than normal accounts payable demands, debt, and past due interest payments.

RESULTS  OF  OPERATIONS
-----------------------

REVENUE:  Revenue  derived  from  the  sale  of  products  from  the  Company's
-------
operations was $265,070 for the fiscal year ended March 31, 1998 as compared to $58,117 in operating revenue for the fiscal year 1997. The Company's revenue increase over fiscal year 1997 is primarily attributable to revenue derived from the medical clinic.

OTHER OPERATING EXPENSES:  Sales and Marketing expenses for operations increased
-------------------------
by 29% to $322,445 for the fiscal year ended March 31, 1998 as compared to $249,926 expense for fiscal year 1997. The 29% increase in sales and marketing expenses during fiscal year 1998 is attributable to increased marketing efforts and increased marketing personnel due to the Company's relationship with a new funding source for its product.

     General and Administrative expense for operations increased by 19% to $686,496 during the fiscal year ended March 31, 1998 as compared to $578,537 during fiscal year 1997. The 19% increase in General and Administrative expense in fiscal year 1998 is attributable primarily to increased overhead for support of the new product.

     Interest expense dcreased by 46% to $76,214 during the fiscal year ended March 31, 1998 as compared to $138,873 during fiscal year 1997. The 46% decrease in interest expenses in fiscal year 1998 is primarily due to not paying interest on past due notes.

NET  LOSS:   The  Company had a net loss of $2,419,109 for the fiscal year ended
----------
March 31, 1998 as compared to a net loss of $1,341,747 for fiscal year 1997. The increase in the Company's net loss for fiscal year 1998 was due to increased Sales and Marketing activity and opening and operating the medical clinic.
     The Company has not been required to pay income taxes for the past three fiscal years due to its net loss position in each of the respective fiscal years.
     Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials or its operating results.

SUBSEQUENT  EVENTS
------------------

     On May 9, 1997, the Company effectuated a one for three reverse stock split, whereby shareholders received one share of common stock for every three shares of common stock held of record. Fractional shares were rounded upward to the next full share.

     On July 28, 1997, the Company announced its decision to divest itself of the occupation medicine clinic to focus on its core business. While there currently is not a suitable buyer, the Company intends to sell the clinic by March 31, 1999, and should not incur a loss.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

     The report of independent accountants and financial statements appear on page F1 of this report.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
             ------------------------------------------------------
             ACCOUNTING  AND  FINANCIAL  DISCLOSURE
             ---------------------------------

                               None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
             --------------------------------

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company.

     Name                    Age                    Position
     ----                    ---                    --------

Tim C. DeHerrera              40               President, CEO, Director
P. James Voloshin             56               Director

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

     P. James Voloshin, MD has been a Director of the Company since January 1996. Dr. Voloshin is a plastic surgeon and has been President of the Newport Surgery Institute, located in Newport Beach, California, since 1986. Dr. Voloshin co-founded Surgical Funding Group, Inc. in 1992 and was its President until the Company's acquisition of Surgical Funding in November 1995. Dr. Voloshin is or has been a member of ten medical societies including the American Society of Plastic Surgery. Dr. Voloshin holds a medical degree from the University of Alberta, Canada.

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

     None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 1998. The following tables set forth the compensation received by the Company's President for services rendered during the last two fiscal years ended March 31, 1998.

                   Capacity in                           Annual Compensation
                   -----------                   -----------------------------------
Individual         which served   Fiscal Year    Salary          Bonus         Other
-----------------  ------------  --------------  -------  -------------------  -----
Tim C. DeHerrera   President     March 31, 1997  $84,000  None                 None
Tim C. DeHerrera   President     March 31, 1998  none     None                 None

                   Capacity in                           Annual Compensation
                   -----------                   -----------------------------------
Individual         which served  Fiscal Year     Salary          Bonus         Other
-----------------  ------------  --------------  -------  -------------------  -----
P. James Voloshin  Secretary     March 31, 1997  none     None                 None
P. James Voloshin  Secretary     March 31, 1998  none     None                 None

Stock  option  plan.  The  Company's  Stock  Option Plan (the "Option Plan") was
--------------------
adopted by the Company's Board of Directors and approved by the stockholders in April 1994. A total of 1,000,000 shares of Common Stock were reserved for issuance under the Option Plan. The Option Plan provides for the granting to certain consultants and employees of stock options, stock appreciation rights and supplemental bonuses. The Plan permits the grant of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), and non-statutory options, which do not meet the requirements of
Section 422. The Company has issued stock options in the amount of 695,814 shares to consultants of the Company and all have been exercised. A total of 304,186 shares remain available.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             ---------------------------------------------------
             MANAGEMENT
             ----------

     The following table sets forth information as of March 31, 1998 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

                             Shares of Common     Percentage of Shares
Name of Beneficial           Stock Beneficially   of Common Stock
   Owner                         Owned   (1)      Beneficially owned
   -----                         -----            ------------------
Tim C. DeHerrera  (2)         1,172,157                  8.5 %
(Officer/director)

P. James Voloshin  (2)          874,988                  6.4 %
(Director)

All Officers and Directors    2,047,145                 14.9 %
As a group two people

----------------

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) The address of Messrs. T.C. DeHerrera, and P. James Voloshin is MEDPLUS CORPORATION, 121 East Pikes Peak. Suite 355, Colorado Springs, Colorado, 80903.

                                     PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

                                      None

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

          (a)  1. Financial Statements

               The following consolidated financial statements of MEDPLUS CORPORATION are included in part II, Item 8.

               Consolidated financial statements for the fiscal years ended March 31, 1998 and March 31, 1997.


                                                     Page

          Report of independent accountants . . . .  F-1

          Balance Sheet at March 31, 1998 . . . . .  F-2

          Statement of operations for the years
               ended March 31, 1998
               and March 31, 1997 . . . . . . . . .  F-3

          Statement of stockholders' deficiency for
               the years ended March 31, 1998
               and March 31, 1997 . . . . . . . . .  F-4


          Statement of cash flows for the years
               ended March 31, 1998
               and March 31, 1997 . . . . . . . . .  F-5

          Notes to financial statements . . . . . .  F-6

CLYDE  BAILEY  P.C.
--------------------------------------------------------------------------------
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                                        10924 VANCE JACKSON #404
                                                        SAN ANTONIO, TEXAS 78230
                                                            (210) 699-1287(OFC.)
                                           (888) 699-1287   (210) 691-2911 (FAX)
                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

Board  of  Directors
Med  Plus  Corp

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of Med Plus Corp ("Company") as of March 31, 1998 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit. Other auditors who expressed an unqualified report audited the statement of operation and statement of cash flows for the year ended March 31, 1997.

I conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for the period for the year ended March 31, 1998 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.




                                Clyde Bailey P.C.

San Antonio, Texas
October 30, 2001

                                  MED PLUS CORP
                                 BALANCE SHEETS
                              AS OF MARCH 31, 1998


                                     ASSETS
                                     ------
                                                        MARCH 31, 1998
                                                        ---------------
Current Assets
--------------
  Cash                                                          40,913
    Accounts Receivable                                         27,575
    Other Current Assets                                         4,171
                                                        ---------------
       Total Current Assets                                                  72,659
Fixed Assets
------------
    Equipment                                                   41,729
    Furniture & Fixtures                                        26,365
    Leasehold Improvements                                      92,785
                                                        ---------------
                                                               160,879
    Less: Accumulated Depreciation                                         (117,257)
                                                                         -----------
    Total Fixed Assets                                                       43,622
                                                                         -----------
    Total Assets                                                            116,281
                                                                         ===========

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
    Accounts Payable                                           389,431
    Accrued Expenses                                           430,473
    Accrued Payroll Taxes                                      144,984
    Accrued Legal Fees/Settlement                              118,670
    Note Payable - Related Party                               614,341
                                                        ---------------
    Total Current Liabilities                                             1,697,899

    Total Liabilities                                                     1,697,899

Comitments and Contingencies                                         -


                S T O C K H O L D E R S ' E Q U I T Y
                -------------------------------------
Preferred Stock                                                      -
    20,000,000 authorized shares, par value $.001
    no shares issued and outstanding                            13,723
Common Stock
    100,000,000 authorized shares, par value $.001
    13,723,113  shares issued and outstanding

Additional Paid-in-Capital                                   9,534,665
Retained Earnings                                          (11,130,006)
                                                        ---------------

       Total Stockholders' Equity (Deficit)                              (1,581,618)

       Total Liabilities and Stockholders' Equity                           116,281
                                                                         ===========

      The accompanying notes are an integral part of Consolidated Financial
                                  Statements.

                                      MED PLUS CORP
                                 STATEMENT OF OPERATIONS


                                              FOR THE YEARS ENDED MARCH 31
                                                  1998           1997
                                              -------------  -------------
REVENUES:
---------
Revenues                                           265,070         58,117
                                              -------------  -------------
         Total Revenues                            265,070         58,117

EXPENSES:
---------
Stock for Services                               1,310,977         33,564
Salaries                                           502,500              -
Professional Fees                                  183,996              -
Contract Services                                   95,512              -
Lease Expense                                       82,321              -
Depreciation Expense                                83,214              -
Utilities
Other Expenses                                     322,445        794,899
                                              -------------  -------------
         Total Expenses                          2,580,965        828,463

Loss from Operations                            (2,315,895)      (770,346)

OTHER INCOME AND (EXPENSES)
---------------------------
Interest Expense                                   (76,214)      (138,873)
Settlement                                         (50,000)             -
Debt Forgiveness                                    23,000              -
                                              -------------  -------------
         Total Other Income and (Expenses)        (103,214)      (138,873)

Loss from Continuing Operations                 (2,419,109)      (909,219)

Loss from discontinued operations:                               (432,528)


                                              -------------  -------------
               Net Income (Loss)              $ (2,419,109)    (1,341,747)
                                              =============  =============

Basic and Diluted Earnings Per Common Share            Nil            Nil
                                              -------------  -------------

Weighted Average number of Common Shares        15,380,000     15,380,000
                                              =============  =============
  used in per share calculations

      The accompanying notes are an integral part of Consolidated Financial
                                  Statements.

                                                 MED PLUS CORP
                                      STATEMENT OF  STOCKHOLDERS' EQUITY
                                             AS OF MARCH 31, 1998


                                                   $0.001     Paid-In      Retained      Stockholders'
                                       Shares    Par Value    Capital      Earnings         Equity
                                     ----------  ----------  ----------  -------------  ---------------
Balance, April 1, 1997                3,690,907  $    3,691  $7,459,561  $ (8,710,898)  $   (1,247,646)

Stock Issued for Services             3,218,155       3,218     642,345                        645,563

Stock Issued for Debt Reduction       6,814,051       6,814   1,432,759                      1,439,573

Net Income  (Loss)                                                         (1,341,747)      (1,341,747)
                                     ----------  ----------  ----------  -------------  ---------------

Balance, March 31, 1998              13,723,113      13,723   9,534,665   (10,052,645)        (504,257)
                                     ==========  ==========  ==========  =============  ===============

      The accompanying notes are an integral part of Consolidated Financial
                                  Statements.

                                    MED PLUS CORP
                               STATEMENT OF CASH FLOWS


                                                 --------------------------
                                                     FOR THE YEARS ENDED
                                                     1998          1997
                                                 ------------  ------------
Cash Flows from Operating Activities:
-------------------------------------

  Net Income (Loss)                              $(2,419,109)  $(1,341,747)
  Changes in operating assets and liabilities:
      Depreciation                                    83,214        23,722
      Accounts Receivable                             (2,705)         (731)
      Stock Issued for Services                      645,563       108,564
      Write off of Goodwill                                -        70,000
      Other Current Assets                            25,680        (5,461)
      Accounts Payable                                71,285       634,499
      Other Liabilities                               58,375             -
                                                 ------------  ------------
      Total Adjustments                              881,412       830,593
                                                 ------------  ------------
Net Cash Used in Operating Activities            $(1,537,697)  $  (511,154)

Cash Flows from Investing Activities:
-------------------------------------
  Fixed Assets                                        (5,101)     (135,528)
                                                 ------------  ------------
Net Cash Used in Investing Activities            $    (5,101)  $  (135,528)
                                                 ------------  ------------
Cash Flows from Financing Activities:
-------------------------------------
  Note Payable - Related Party                       255,616             -
  Note Payable                                      (113,399)       (9,111)
  Proceeds from issuance of common stock                   -       317,318
  Stock Issued for Debt Reduction                  1,439,573       332,617
                                                 ------------  ------------
Net Cash Provided for Financing Activities       $ 1,581,790   $   640,824
                                                 ------------  ------------
Net Increase (Decrease) in Cash                  $    38,992   $    (5,858)

Cash Balance,  Begin Period                            1,920         7,778
                                                 ------------  ------------
Cash Balance,  End Period                        $    40,913   $     1,920
                                                 ============  ============
Supplemental Disclosures:
  Cash Paid for interest                                   -             -
  Cash Paid for income taxes                               -             -

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     GENERAL -- Medplus Corporation and Subsidiaries (the "Company") operates in the health care financing industry. It has developed its private label health care credit card, among other products, for health care patients use in funding the self-pay portion of their health care expenditures. The Company utilizes outside lenders to provide the financing for its products. The Company was incorporated in the State of Delaware in December 1986. The company has a total of 120,000,000 authorized shares with a par value of $.001 per share with 20,000,000 shares designated as preferred shares and the balance as common shares. The Company has 13,723,113 common shares issued and outstanding as of March 31, 1998 and no preferred shares issued as of March 31, 1998.

     The Company ceased all operations in 1998 and has little or no viable operations since that date.

     BASIS OF PRESENTATION -- The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been inactive since 1998. These factors indicate that the Company will be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations.

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

     NET LOSS PER SHARE -- Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants are not included in the calculation of net loss per share because their effect would be anti-dilutive.

     RECLASSIFICATIONS -- Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

   RECENT  ACCOUNTING  DEVELOPMENTS:

   Segments  of  an  Enterprise  and  Related  Information
   -------------------------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Goodwill  and  Other  Intangible  Assets
----------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

2.   NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties, all of which are considered to be current liabilities by their terms or due to default, consist of the following at March 31, 1998:

     Unsecured note payable to a director of the Company,
          bearing interest at 10% per annum, $10,000
          together with accrued interest and $15,000
          together with accrued interest, is payable upon
          the Company obtaining $100,000 and $500,000 in
          equity financing, respectively.                              $  25,000

     Unsecured note payable to a shareholder and former
          officer of the Company, non-interest bearing, due
          in equal monthly installments of $2,000 from May
          1996 through April 1997 with a final installment
          of $123,288 payable in May 1997. This note is
          recorded net of unamortized discount of $5,074 at
          March 31, 1997 to reflect an effective interest
          rate of 18%. Payments on this note are in default.             176,456

     Unsecured note payable to shareholders of the Company
          bearing interest at 10% per annum. The note is
          payable on demand and in default.                              381,385

     Unsecured note payable to shareholder of the Company
          bearing interest at 11% per annum. The note is
          payable on demand and in default.                               12,500

     Unsecured note payable to shareholder of the Company
          bearing interest at a range between 10% to 17%
          depending on shareholder's credit card rate. The
          note is payable on demand and in default.                       19,000
                                                                        --------
     Total                                                              $614,341

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   OPERATING  LEASE

     The Company leases office space from an affiliate of one of its shareholders on a month-to-month basis

4.  ACCOUNTS  PAYABLE

The remaining balance in Accounts Payable contains payable that were outstanding since March 31, 1998. The Company believes that the vendors have written the balances off their books, but the balances are being carried on the balance sheet until the statue of limitations have run. The outstanding balance as of March 31, 1998 is $389,431.


5.  INCOME  TAXES

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes

As of March 31, 2001, the Company has net operating loss carryforwards of approximately $8,632,000 which expire beginning in fiscal year 2000. As of March 31, 2001, the Company has recorded a valuation allowance to reduce existing deferred tax assets since the assets are not likely to be realized.

6. DISCONTINULED OPERATIONS - In 1998, the Company discontinued operations and wrote off all assets of the business. The net loss of $116,281 is being recorded as a loss from discontinued operations in the Statement of Operations.

7.  LITIGATION

The Company settled litigation with a former president of the Company in July 1998 who alleged failure of the Company to make certain payments under a promissory note in the purported range of $70,000 to $90,000. The Company paid $50,000 to settle the lawsuit in 1998.

8.  GOING  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  SUBSEQUENT  EVENT

     DISCONTINUED OPERATIONS -- On July 28, 1997, the Company announced its intentions to dispose of its occupational health clinic. Accordingly, the operations of the clinic are reported as discontinued operations.

     LETTER OF INTENT - On September 19, 2001 the Company executed a Letter of Intent to acquire Alternative Finance Advisors, Inc a privately held corporation based in Newport Beach California, with offices in Colorado Springs, CO and Ft. Worth, TX. AFA specializes in the patient finance industry by providing marketing, customer service and training services. Their patient finance products finance the self-pay portion of medical bills providing a manageable monthly payment to the patient while advancing cash to the healthcare facility. This is similar business as the Company was previously operating. The transaction calls for a stock for stock transaction. It is subsequent to the closing that the Company will commence operations again. There can be no assurance that this Letter of Intent will result in a definitive merger agreement and subsequently a consummated transaction.

     OFFER AND COMPRIMISE ACCEPTED - On August 7, 2001, the Internal Revenue Service accepted an offer of $ 94,500 to settle outstanding payroll tax liabilities and release liens associated with payroll taxes from 1996 through 1999. The offer is due to be paid in January 2002. The accrued payroll taxes have been adjusted in these financial statements to reflect this settlement.

   COMMON  STOCK

The Company issued common stock to settle certain debt to related parties and to settle accrued salaries in January 2001. The details are as follows:

On January 31, 2001, the Company issued 2,383,583 shares of its common stock to settle $357,538 in Notes Payable to Related Parties. The common stock was valued at $.15 per share.

On January 31, 2001, the Company issued 1,984,046 shares of its common stock to settle $316,588 in Accrued Expenses consisting of accrued salaries and expenses to officers and employees of the Company that was not paid in 1996 and 1997. The common stock was valued at $.15 per share.

On January 31, 2001 and March 23, 2001, the Company issued 1,410,470 to settle $211,295 in outstanding Accounts Payable. The common stock was valued at $.15 per share.

(a)  3. Exhibit Index

     Exhibit
     Number                    Description

     3.3               By-Laws of the Registrant  *

     10.1 Sale and Purchase Contract for the Company's Purchase of the Assets of Surgical Funding Group, Inc. Dated November 10, 1995. **

     15.3 Amended and Restated Certificate of Incorporation of Vision Technologies International, Inc. to Change the Name of the Company to MEDPLUS
                       CORPORATION  ***

     16.1              Stock Option Plan of the Registrant ****

     21.1              Subsidiaries of the Registrant

     27.0              Financial Data Schedule

     * Filed with Registration Statement (Registration Statement No. 33-13006-LA) on Form S-18 on or about April 3, 1987, and incorporated herein by reference.

     **     Filed on Form 8-K on or about March 11, 1996 (Commission File
Number 0-16286) and incorporated herein by reference.

     *** Filed on Form 10-K on or about July 1, 1993 (Commission File Number 0-16286) and incorporated herein by reference.

     **** Filed with Registration Statement (Registration Statement No. 33-77700) on Form S-8 on or about April 13, 1994, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDPLUS CORPORATION


Date:   March 1, 2002                        \By\ Tim C. DeHerrera
                                             ---------------------
                                                  Tim C. DeHerrera
                                                  Chief Executive Officer

Date:   March 1, 2002                        \By\ James Voloshin
                                             -------------------
                                                  James Voloshin

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                          Date
     ---------                  -----                          ----

\By\ Tim C. DeHerrera          President;                    March 1, 2002
---------------------          Director
Tim C. DeHerrera


\By\ James Voloshin            Secretary, Treasurer          March 1, 2002
-------------------            Director
James Voloshin