Form 10KSB
period 1999-03-31
MEDPLUS CORP
filed 2002-03-05
CIK 812805

Securities and Exchange Commission
                                Washington, D.C.
                                      20549


                                  Form 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the fiscal year ended                         Commission file number
      March 31, 1999                                   0-16286

                              MEDPLUS CORPORATION
             (Exact name of Registrant as specified in its charter)

             Delaware                                        95-4082020
             --------                                        ----------
(State of other jurisdiction of identification          (IRS Employer number)
  incorporation or organization)

121 East Pikes Peak, Suite 355
Colorado Springs, Colorado                                  80903
----------------------------------------                   --------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number,
     including area code:                                (719) 447-0047
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

The aggregate market value of voting common stock held by non affiliates of the registrant was approximately $1,517,875 based on the last reported average bid and asked price of the common stock on the OTC Bulletin Board on March 31, 1999.

The number of shares outstanding of the issuer's common stock as of March 31, 1999: 13,723,113.

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

TRADEMARKS:     The  Company  currently  has  one registered trademark, "PATIENT
-----------
PLUS"along with its respective design. The Company and its subsidiaries utilize this mark in connection with the marketing and identification of certain of its products and services. The Company believes this mark is valuable and material to it and its subsidiaries' marketing efforts.

EMPLOYEES:  At  March  31,  1999, the Company had 3 full-time employees. None of
----------
the Company's employees are represented by a labor organization. The Company considers its relations with its employees to be satisfactory.

ITEM  2.     PROPERTY
             --------

     The Company's facilities are comprised of a one office administrative office in Colorado Springs, Colorado; and a 250 square foot office facility in Irvine, California. The Company leases its office facilities in Colorado Spring and Irvine under month to month lease agreements. The office space is fully utilized and management believes it to be suitable and adequate for its reasonably foreseeable needs.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------
             none

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------
     No matters were submitted during the fourth quarter of the fiscal year ended March 31, 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
             ------------------------------------------------------------------

     The Company Stock is traded on the OTC Bulletin Board under the symbol MDPL. The high and low bid prices set forth through March 31, 1999 by fiscal quarter on the following table:

Bid                                   High Bid   Low Bid
------------------------------------  ---------  --------
1st quarter ended June 30, 1997       $     .87  $    .71
2nd quarter ended September 30, 1997       1.06        87
3rd quarter ended December 31, 1997         .20       .18
4th quarter ended March 31, 1998            .24       .22

1st quarter ended June 30, 1998             .19       .17
2nd quarter ended September 30, 1998        .14       .14
3rd quarter ended December 31, 1998         .16       .14
4th quarter ended March 31, 1999            .13       .12

     The Company has not declared any cash dividends on its common equity in the past two years and has no present intention to pay cash dividends in the foreseeable future.

     The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. On March 31, 1999 the closing price of the Company's common stock on the OTC Bulletin Board was $.12 bid and $.13 asked. As of March 31, 1999 and to the best of the Company's knowledge, there were approximately 900 holders of its common stock, however the Company believes that there are over 375 holders of its common stock held in "street name" by brokers and clearing houses.

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

     The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The data includes results of operations of acquired companies subsequent to the effective date of each acquisition. The selected consolidated financial data for the two fiscal years ended March 31, 1999 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     Year Ended March 31,
                                      1998          1999
                                  ------------  ------------
Revenues                          $   265,000   $    10,476
Loss From Operations               (2,419,109)      (65,032)
Loss Per Share From
Operations                              (0.15)          nil

                                     Year Ended March 31,
                                     1998          1999
                                  ------------  ------------
Total Assets                      $   116,281   $       534
Total Liabilities                   1,697,899     1,763,466
Working Capital                    (1,625,240)   (1,762,932)
Long Term Debt /and Capitalized
 Leases                                     0             0
Stockholders' Equity/(Deficit)     (1,581,618)   (1,762,932)

ITEM  7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
       RESULTS  OF  OPERATIONS.
       ------------------------

LIQUIDITY  AND  CAPITAL  RESOURCES  The  Company  has historically generated the
----------------------------------
funds necessary to meet its working capital needs through internally generated funds, through the private sale of common stock and the issuance of notes payable.

     At March 31, 1999, the Company had working capital of ($1,762,932) compared to working capital of ($1,625,240) at March 31, 1998. The decline in working capital is primarily due to the Company's net loss for the twelve months ending March 31, 1999. The Company's current liabilities are higher than its assets due primarily to loans from shareholders of the Company and related parties and accounts payable. The Company intends to pay these liabilities out of future financing and/or operations.

     The Company's liquidity position is severely strained. Liquidity needs are currently being met from the proceeds of various debt financing sold. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon the Company's ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. The Company is actively engaged in activities with intent to raise equity financing in order to meet its long-term liquidity needs. There can be no assurance that the Company will be able to consummate any transaction and/or raise the additional financing necessary for continuing operations. As of March 31, 1999 there were no known demands, commitments or uncertainties affecting cash flows other than normal accounts payable demands, debt, and past due interest payments.

RESULTS  OF  OPERATIONS
-----------------------

REVENUE:  Revenue  derived  from  the  sale  of  products  from  the  Company's
-------
operations was $10,478 for the fiscal year ended March 31, 1999 as compared to $265,070 in operating revenue for the fiscal year 1998. The Company's revenue decrease over fiscal year 1998 is primarily attributable to liquidating the medical clinic and having limited staff to support the Company's product.

OTHER OPERATING EXPENSES:  Sales and Marketing expenses for operations decreased
-------------------------
by over 1000% to $24,348 for the fiscal year ended March 31, 1999 as compared to $322,445 for fiscal year 1998. The decrease in sales and marketing expenses during fiscal year 1998 is attributable to cutting personnel substaintially.
     General and Administrative expense for operations decreased substaintially to $20,570 during the fiscal year ended March 31, 1999 as compared to $686,496 during fiscal year 1998. The substaintial decrease in General and Administrative expense in fiscal year 1998 is attributable primarily to cutting staff and liquidating the medical clinic.
     Interest expense dcreased to $0.00 during the fiscal year ended March 31, 1999 as compared to $76,214 during fiscal year 1997. This decrease in interest expenses in fiscal year 1999 is primarily due to not paying interest on past due notes.

NET  LOSS:   The  Company  had  a  net loss of $65,032 for the fiscal year ended
----------
March 31, 1999 as compared to a net loss of $2,419,108 for fiscal year 1998. The decrease in the Company's net loss for fiscal year 1999 was due to cutting activity and liquidating the medical clinic.
     The Company has not been required to pay income taxes for the past three fiscal years due to its net loss position in each of the respective fiscal years.
     Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials or its operating results.

SUBSEQUENT  EVENTS
------------------

     none

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

     The report of independent accountants and financial statements appear on page F1 of this report.

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
             FINANCIAL  DISCLOSURE
             ---------------------

     None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
             --------------------------------

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company.

Name                Age             Position
----               ----             --------
Tim C. DeHerrera     41     President, CEO, Director
P. James Voloshin    57     Director

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

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

     None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 1999. The following tables set forth the compensation received by the Company's President for services rendered during the last two fiscal years ended March 31, 1999.

                   Capacity in                       Annual Compensation
                   ------------                  --------------------------
Individual         which served   Fiscal Year      Salary      Bonus  Other
-----------------  ------------  --------------  -----------  ------  -----
Tim C. DeHerrera   President     March 31, 1998  none         None    None
Tim C. DeHerrera   President     March 31, 1999  none         None    None


                   Capacity in                        Annual Compensation
                   ------------                  --------------------------
Individual         which served   Fiscal Year      Salary      Bonus  Other
-----------------  ------------  --------------  -----------  ------  -----
P. James Voloshin  Secretary     March 31, 1998  none         None    None
P. James Voloshin  Secretary     March 31, 1999  none         None    None

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

     The following table sets forth information as of March 31, 1999 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

                              Shares of Common    Percentage of Shares
Name of Beneficial           Stock Beneficially      of Common Stock
      Owner                      Owned   (1)       Beneficially owned
---------------------------  -------------------  ---------------------
Tim C. DeHerrera  (2)                  1,172,157                  8.5 %
(Officer/director)

P. James Voloshin  (2)                   874,988                  6.4 %
(Director)

All Officers and Directors             2,047,145                 14.9 %
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

               Consolidated financial statements for the fiscal years ended March 31, 1999 and March 31, 1998.

                                                                          Page

     Report of independent accountants. . . . . . . . . . .. . . . . . . . F-1

     Balance Sheet at March 31, 1999. . . . . . . . . . . .. . . . . . . . F-2

     Statement of operations for the years
          ended March 31, 1999
          and March 31, 1998. . . . . . . . . . . . . . . .. . . . . . . . F-3

     Statement of stockholders' deficiency for
          the years ended March 31, 1999
          and March 31, 1998. . . . . . . . . . . . . . . .. . . . . . . . F-4


     Statement of cash flows for the years
          ended March 31, 1999
          and March 31, 1998. . . . . . . . . . . . . . . .. . . . . . . . F-5

     Notes to financial statements. . . . . . . . . . . . .. . . . . . . . F-6

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

Board  of  Directors
MedPlus  Corp

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of MedPlus Corp ("Company") as of March 31, 1999 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for the period for the year ended March 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

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

                                  MED PLUS CORP
                                 BALANCE SHEETS



                                  A S S E T S
                                  -----------


                                                  MARCH 31, 1999
                                                  --------------
Current Assets
  Cash                                                      534
    Accounts Receivable
    Other Current Assets
                                                  --------------
      Total Current Assets                                                534


                                                                  ------------
      Total Assets                                                        534
                                                                  ============

                         L I A B I L I T I E S
                         ---------------------
Current Liabilities
-------------------
  Accounts Payable                                      389,430
  Accrued Expenses                                      430,473
  Accrued Payroll Taxes                                 144,984
  Accrued Legal Fees/Settlement                         118,670
  Note Payable - Related Party                          679,908
                                                  --------------
  Total Current Liabilities                           1,763,465

  Total Liabilities                                   1,763,465

Comitments and Contingencies                                                -


          S T O C K H O L D E R S ' E Q U I T Y
          -------------------------------------

Preferred Stock                                                             -
  20,000,000 authorized shares, par value $.001
  no shares issued and outstandin

Common Stock                                             13,723
  100,000,000 authorized shares, par value $.001
  13,723,113 shares issued and outstanding

Additional Paid-in-Capital                            9,534,665
Retained Earnings                                   (11,311,319)
                                                  --------------

      Total Stockholders' Equity (Deficit)                         (1,762,931)
                                                                  ------------

      Total Liabilities and Stockholders' Equity                          534
                                                                  ============


  The accompanying notes are integral part of Consolidated Financial Statements

                                  MED PLUS CORP
                            STATEMENT OF OPERATIONS

                                              -------------------------
                                                  FOR THE YEARS ENDED
                                                       MARCH 31
                                                  1999         1998
                                              ------------  -----------
REVENUES:
---------

Revenues                                           10,476      265,070
                                              ------------  -----------
         Total Revenues                            10,476      265,070

EXPENSES:
---------
Stock for Services                                      -    1,310,977
Salaries                                           20,570      502,500
Professional Fees                                  26,705      183,995
Contract Services                                  11,600       95,512
Lease Expense                                       3,884       82,321
Depreciation Expense                                    -       83,214
Utilities
Other Expenses                                     12,748      322,445
                                              ------------  -----------
         Total Expenses                            75,508    2,580,964

Loss from Operations                              (65,032)  (2,315,894)

OTHER INCOME AND (EXPENSES)
---------------------------
Interest Expense                                        -      (76,214)
Settlement                                              -      (50,000)
Debt Forgiveness                                        -       23,000
                                              ------------  -----------

         Total Other Income and (Expenses)              -     (103,214)

Loss from Continuing Operations                   (65,032)  (2,419,108)


DISCONTINUED OPERATIONS:
------------------------
Loss from Discontinued Operations                (116,281)           -

                                              ------------  -----------
              Net Income (Loss)               $  (181,313)  (2,419,108)
                                              ============  ===========

Basic and Diluted Earnings Per Common Share            Nil          Nil
                                              ------------  -----------

Weighted Average number of Common Shares       15,380,000   15,380,000
                                              ============  ===========
  used in per share calculations

  The accompanying notes are integral part of Consolidated Financial Statements

                                             MED PLUS CORP
                                   STATEMENT OF  STOCKHOLDERS' EQUITY
                                          AS OF MARCH 31, 1999


                                                $0.001     Paid-In      Retained       Stockholders'
                                    Shares    Par Value    Capital      Earnings          Equity
                                  ----------  ----------  ----------  -------------  ---------------
Balance, April 1, 1997             3,690,907  $    3,691  $7,459,561  $ (8,710,898)  $   (1,247,646)

Stock Issued for Services          3,218,155       3,218     642,345                        645,563

Stock Issued for Debt Reduction    6,814,051       6,814   1,432,759                      1,439,573

Net Income  (Loss)                                                      (2,419,108)      (2,419,108)


Balance, March 31, 1998           13,723,113      13,723   9,534,665   (11,130,006)      (1,581,618)


Net Income  (Loss)                                                        (181,313)        (181,313)


Balance, March 31, 1999           13,723,113      13,723   9,534,665   (11,311,319)      (1,762,931)
                                  ==========  ==========  ==========  =============  ===============


  The accompanying notes are integral part of Consolidated Financial Statements

                                  MED PLUS CORP
                             STATEMENT OF CASH FLOWS


                                                 ------------------------
                                                       FOR THE YEARS
                                                      ENDED MARCH 31
                                                    1999         1998
                                                 ----------  ------------
Cash Flows from Operating Activities:
-------------------------------------
  Net Income (Loss)                              $(181,313)  $(2,419,108)
  Changes in operating assets and liabilities:
     Depreciation                                        -        83,214
     Accounts Receivable                                 -        (2,705)
     Stock Issued for Services                                   645,563
     Loss from Discontinued Operations             116,281             -
     Other Current Assets                                -        25,680
     Accounts Payable                                             71,285
     Other Liabilities                             (40,913)       58,375
                                                 ----------  ------------
     Total Adjustments                              75,368       881,412
                                                 ----------  ------------
Net Cash Used in Operating Activities            $(105,945)  $(1,537,696)

Cash Flows from Investing Activities:
-------------------------------------
  Fixed Assets                                           -        (5,101)
                                                 ----------  ------------

Net Cash Used in Investing Activities            $       -   $    (5,101)
                                                 ----------  ------------

Cash Flows from Financing Activities:
-------------------------------------
  Note Payable - Related Party                      65,567       255,616
  Note Payable                                           -      (113,399)
  Stock Issued for Debt Reduction                        -     1,439,573
                                                 ----------  ------------
Net Cash Provided for Financing Activities       $  65,567   $ 1,581,790
                                                 ----------  ------------

Net Increase (Decrease) in Cash                  $ (40,378)  $    38,993

Cash Balance,  Begin Period                         40,913         1,920
                                                 ----------  ------------
Cash Balance,  End Period                        $     534   $    40,913
                                                 ==========  ============

Supplemental Disclosures:
  Cash Paid for interest                                 -             -
  Cash Paid for income taxes                             -             -


  The accompanying notes are integral part of Consolidated Financial Statements

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     GENERAL -- Medplus Corporation and Subsidiaries (the "Company") operates in the health care financing industry. It has developed its private label health care credit card, among other products, for health care patients use in funding the self-pay portion of their health care expenditures. The Company utilizes outside lenders to provide the financing for its products. The Company was incorporated in the State of Delaware in December 1986. The company has a total of 102,000,000 authorized shares with a par value of $.001 per share with 2,000,000 shares designated as preferred shares and the balance as common shares. The Company has 13,723,113 common shares issued and outstanding as of March 31, 1999 and no preferred shares issued as of March 31, 1999.

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

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Patient Plus Occupational Health Centers, Inc. and Lincoln Professional Services, Inc. All inter-company accounts and transactions have been eliminated.

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

   RECENT  ACCOUNTING  DEVELOPMENTS:

   Segments  of  an  Enterprise  and  Related  Information
   -------------------------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

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

2.   NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties, all of which are considered to be current liabilities by their terms or due to default, consist of the following at March 31, 1998:

     Unsecured note payable to a director of the Company, bearing interest at 10% per annum, $10,000 together with
         accrued interest and $15,000 together with accrued
         interest, is payable upon the Company obtaining
         $100,000 and $500,000 in equity financing,
         respectively.                                                 $  25,000

     Unsecured note payable to a shareholder and former officer of the Company, non-interest bearing, due in equal
         monthly installments of $2,000 from May 1996 through
         April 1997 with a final installment of $123,288 payable
         in May 1997. This note is recorded net of unamortized
         discount of $5,074 at March 31, 1997 to reflect an
         effective interest rate of 18%. Payments on this note
         are in default.                                                 446,952

     Unsecured note payable to shareholders of the Company
         bearing interest at 10% per annum. The note is payable
         on demand and in default.                                       381,385

     Unsecured note payable to shareholder of the Company bearing interest at 11% per annum. The note is payable on
         demand and in default.                                           12,500

     Unsecured note payable to shareholder of the Company bearing interest at a range between 10% to 17% depending on
         shareholder's credit card rate. The note is payable on
         demand and in default.                                           19,000
                                                                        --------
     Total                                                              $679,908

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   OPERATING  LEASE

     The Company leases office space from an affiliate of one of its shareholders on a month-to-month basis

4.   ACCOUNTS  PAYABLE

The remaining balance in Accounts Payable contains payable that were outstanding since March 31, 1998. The Company believes that the vendors have written the balances off their books, but the balances are being carried on the balance sheet until the statue of limitations have run. The outstanding balance as of March 31, 1999 is $389,430.


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

Exhibit 21.1     Subsidiaries of the Registrant
                 ------------------------------
                 none

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEDPLUS CORPORATION


Date:     March 1, 2002                     \By\  Tim C. DeHerrera
                                            --------------------------
                                                  Tim C. DeHerrera
                                                  Chief Executive Officer

Date:     March 1, 2002                     \By\  James Voloshin
                                            --------------------------
                                                  James Voloshin

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