Form 10KSB
period 2000-03-31
MEDPLUS CORP
filed 2002-03-05
CIK 812805

Securities and Exchange Commission
                                Washington, D.C.
                                      20549


                                  Form 10-KSB



                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended                           Commission file number
      March 31, 2000                                        0-16286

                              MEDPLUS CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                                        95-4082020
 ---------------------------------------------              -------------------
(State of other jurisdiction of identification             (IRS Employer number)
  incorporation or organization)

121 East Pikes Peak, Suite 355
Colorado Springs, Colorado                                        80903
---------------------------------------                         --------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number,
     including area code:                                    (719) 447-0047
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

The aggregate market value of voting common stock held by non affiliates of the registrant was approximately $233,519 based on the last reported average bid and asked price of the common stock on the OTC Bulletin Board on March 31, 2000.

The number of shares outstanding of the issuer's common stock as of March 31, 2000: 13,723,113.

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

     PRODUCT DEVELOPMENT: The Company has started development once again of a "Hospital Recourse" program which would replace the current product line. The MedPlus Recourse Hospital Program will be marketed only to hospitals and large clinics. In this program,. MedPlus would enter into an agreement whereby the patient's loan is guaranteed by the hospital. Therefore, we and our funding source are not assuming the credit risk for the accounts, the hospital is.

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

COMPETITION:      Thousands  of  companies  are  involved in medical billing and
------------
consumer finance and these industries are generally highly competitive. The Company has divided what it considers to be its competition into two types; direct competitors and indirect competitors. Direct competitors include traditional credit cards and other companies that market financial products in the self-pay and elective services market. Indirect competitors include substitutes for the Company's products such as in-house finance, collection agencies and banks. There have been a number of new companies entering this marketplace making it very competitive. The Company has a tough time competing with other companies that are much larger and significantly better funded.

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

EMPLOYEES:  At March 31, 1999, the Company had 1 part-time employee. None of the
----------
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

                                     PART II

ITEM 5.  MARKET  FOR  COMPANY'S  COMMON  EQUITY  AND
         -------------------------------------------
         RELATED  STOCKHOLDER  MATTERS
         -----------------------------
     The Company Stock is traded on the OTC Bulletin Board under the symbol MDPL. The high and low bid prices set forth through March 31, 2000 by fiscal quarter on the following table:

Bid                                   High Bid   Low Bid
------------------------------------  ---------  --------

1st quarter ended June 30, 1998       $     .19  $     17
2nd quarter ended September 30, 1998        .14       .14
3rd quarter ended December 31, 1998         .16       .14
4th quarter ended March 31, 1999            .13       .12

1st quarter ended June 30, 1999       $     .06  $    .06
2nd quarter ended September 30, 1999        .04       .04
3rd quarter ended December 31, 1999         .06       .05
4th quarter ended March 31, 2000            .03       .01

     The Company has not declared any cash dividends on its common equity in the past two years and has no present intention to pay cash dividends in the foreseeable future.

     The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. On March 31, 2000 the closing price of the Company's common stock on the OTC Bulletin Board was $.01 bid and $.03 asked. As of March 31, 2000 and to the best of the Company's knowledge, there were approximately 600 holders of its common stock, however the Company believes that there are over 275 holders of its common stock held in "street name" by brokers and clearing houses.

ITEM 6.  SELECTED  FINANCIAL  DATA
         -------------------------

     The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The data includes results of operations of acquired companies subsequent to the effective date of each acquisition. The selected consolidated financial data for the two fiscal years ended March 31, 2000 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     Year Ended March 31,
                                      2000          1999
                                  ------------  ------------
Revenues                          $    29,714   $    10,476
Loss From Operations                  (10,658)     (181,313)
Loss Per Share From
Operations                                nil           nil

                                     Year Ended March 31,
                                      2000          1999
                                  ------------  ------------

Total Assets                      $     1,925   $       534
Total Liabilities                   1,775,514     1,763,466
Working Capital                    (1,773,589)   (1,762,932)
Long Term Debt /and Capitalized
 Leases                                     0             0
Stockholders' Equity/(Deficit)     (1,773,589)   (1,762,932)

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS  OF  OPERATIONS.
         ------------------------

LIQUIDITY  AND  CAPITAL  RESOURCES  The  Company  has historically generated the
----------------------------------
funds necessary to meet its working capital needs through internally generated funds, through the private sale of common stock and the issuance of notes payable.

     At March 31, 2000, the Company had working capital of ($1,773,589) compared to working capital of ($1,762,932) at March 31, 1999. The decline in working capital is primarily due to the Company's net loss for the twelve months ending March 31, 2000. The Company's current liabilities are higher than its assets due primarily to loans from shareholders of the Company and related parties and accounts payable
     The Company's liquidity position is severely strained. Liquidity needs are currently being met from the proceeds of various debt financing sold. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon the Company's ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. There can be no assurance that the Company will be able to consummate any transaction and/or raise the additional financing necessary for continuing operations. As of March 31, 2000 there were no known demands, commitments or uncertainties affecting cash flows other than normal accounts payable demands, debt, and past due interest payments.


RESULTS  OF  OPERATIONS
-----------------------

REVENUE:  Revenue  derived  from  the  sale  of  products  from  the  Company's
-------
operations was $29,714 for the fiscal year ended March 31, 2000 as compared to $10,478 in operating revenue for the fiscal year 1999. The Company's revenue increase over fiscal year 1999 is primarily attributable to increase in health providers utilization of the product

OTHER OPERATING EXPENSES:  Sales and Marketing expenses for operations decreased
-------------------------
by 9% to $22,229 for the fiscal year ended March 31, 2000 as compared to $24,348 for fiscal year 1999. The decrease in sales and marketing expenses during fiscal year 2000 is attributable to cutting support of the product.

     General and Administrative expense for operations decreased 38% to $12,925 to during the fiscal year ended March 31, 2000 as compared to $20,570 during fiscal year 1999. This 38% decrease in General and Administrative expense in fiscal year 2000 is attributable primarily to cutting staff and support.

     Interest expense remained the same at $0.00 during the fiscal year ended March 31, 2000 as compared to $0.00 during fiscal year 1999. This zero interest expenses in fiscal year 2000 is primarily due to not paying interest on past due notes.

NET LOSS:   The  Company  had  a  net loss of $10,658 for the fiscal year ended
----------
March 31, 2000 as compared to a net loss of $181,313 for fiscal year 1999. The decrease in the Company's net loss for fiscal year 2000 was due to cutting activity and liquidating the medical clinic.

     The Company has not been required to pay income taxes for the past three fiscal years due to its net loss position in each of the respective fiscal years.

     Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials or its operating results.

SUBSEQUENT EVENTS
-----------------

     none

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The report of independent accountants and financial statements appear on page F1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

                               None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
             --------------------------------

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company.


      Name         Age          Position
      ----         ---          --------
Tim C. DeHerrera    42     President, CEO, Director
P. James Voloshin   58     Director

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

ITEM 11.  EXECUTIVE  COMPENSATION
          -----------------------

     None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 2000. The following tables set forth the compensation received by the Company's President for services rendered during the last two fiscal years ended March 31, 2001.

                   Capacity in                      Annual Compensation
                   ------------                  ------------------------
Individual         which served   Fiscal Year     Salary    Bonus   Other
-----------------  ------------  --------------  --------  -------  -----
Tim C. DeHerrer    President     March 31, 1999    none    None     None
Tim C. DeHerrera   President     March 31, 2000    none    None     None

                   Capacity in                      Annual Compensation
                   ------------                  ------------------------
Individual         which served   Fiscal Year     Salary    Bonus   Other
-----------------  ------------  --------------  --------  -------  -----
P. James Voloshin  Secretary     March 31, 1999    none    None     None
P. James Voloshin  Secretary     March 31, 2000    none    None     None

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
            --------------------------------------------------------------

     The following table sets forth information as of March 31, 2000 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

                              Shares of Common    Percentage of Shares
Name of Beneficial           Stock Beneficially     of Common Stock
Owner                            Owned   (1)       Beneficially owned
---------------------------  -------------------  --------------------
Tim C. DeHerrera  (2)                  1,172,157                 8.5%
(Officer/director)

P. James Voloshin  (2)                   874,988                 6.4%
(Director)

All Officers and Directors             2,047,145                14.9%
As a group two people

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) The address of Messrs. T.C. DeHerrera, and P. James Voloshin is MEDPLUS CORPORATION, 121 East Pikes Peak. Suite 355, Colorado Springs, Colorado, 80903.

                                    PART IV

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------
                                      None

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

               (a)  1.  Financial  Statements

                    The  following  consolidated  financial  statements  of
               MEDPLUS  CORPORATION  are  included  in  part  II,  Item  8.

                    Consolidated  financial statements for the fiscal years
               ended  March  31,  2000  and  March  31,  1999.


                                                                       Page

               Report of independent accountants . . . . . . . . . . .  F-1

               Balance Sheet at March 31, 2000 . . . . . . . . . . . .  F-2

               Statement of operations for the years
                        ended March 31, 2000 . . . . . . . . . . . . .  F-3

               Statement of stockholders' deficiency for
                        the years ended March 31, 2000
                        and March 31, 1999 . . . . . . . . . . . . . .  F-4

               Statement of cash flows for the years
                        ended March 31, 2000
                        and March 31, 1999 . . . . . . . . . . . . . .  F-5

               Notes to financial statements . . . . . . . . . . . . .  F-6

CLYDE  BAILEY  P.C.
--------------------------------------------------------------------------------
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                                        10924 VANCE JACKSON #404
                                                        SAN ANTONIO, TEXAS 78230
                                                            (210) 699-1287(OFC.)
                                           (888) 699-1287 * (210) 691-2911 (FAX)
                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

Board of Directors
MedPlus Corp

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of MedPlus Corp ("Company") as of March 31, 2000 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the period for the year ended March 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.





                                Clyde Bailey P.C.

San Antonio, Texas
October 30, 2001

                                     MED PLUS CORP
                                    BALANCE SHEETS
                                 AS OF MARCH 31, 2000


                                  A S S E T S
                                  -----------
Current Assets
--------------
    Cash                                                         1,925
      Accounts Receivable
      Other Current Assets
                                                         --------------

        Total Current Assets                                                    1,925

                                                                         -------------
      Total Assets                                                              1,925
                                                                         =============

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
    Accounts Payable                                           389,431
    Accrued Expenses                                           430,473
    Accrued Payroll Taxes                                      144,984
    Accrued Legal Fees/Settlement                              118,670
    Note Payable - Related Party                               691,956
                                                         --------------
    Total Current Liabilities                                1,775,514

    Total Liabilities                                                       1,775,514

Comitments and Contingencies                                         -


       S T O C K H O L D E R S ' E Q U I T Y
       -------------------------------------
Preferred Stock                                                      -
    20,000,000  authorized shares, par value
    $.001  no shares issued and outstanding

Common Stock                                                    15,603
    100,000,000 authorized shares, par value
    $.001 13,723,113 shares issued and outstanding

Additional Paid-in-Capital                                   9,532,785
Retained Earnings                                          (11,321,977)
                                                         --------------
    Total Stockholders' Equity (Deficit)                                   (1,773,589)

    Total Liabilities and Stockholders' Equity                                  1,925
                                                                         =============

      The accompanying notes are an integral part of Consolidated Financial
                                  Statements.

                                  MED PLUS CORP
                             STATEMENT OF OPERATIONS


                                              --------------------------
                                                 FOR THE YEARS ENDED
                                                       MARCH 31
                                                  2000          1999
                                              --------------------------
REVENUES:
---------
Revenues                                           29,714        10,476
                                              --------------------------
       Total Revenues                         $    29,714        10,476

EXPENSES:
---------
Stock for Services                                      0             -
Salaries                                           12,925        20,570
Professional Fees                                       0        26,705
Contract Services                                   8,000        11,600
Lease Expense                                       2,500         3,884
Depreciation Expense                                    0             -
Utilities                                           2,718
Other Expenses                                     14,229        12,749
                                              --------------------------
       Total Expenses                              40,372        75,508

Loss from Operations                          $   (10,658)      (65,032)

OTHER INCOME AND (EXPENSES)
---------------------------
Interest Expense                                                      -
Settlement                                                            -
Debt Forgiveness                                                      -
                                              --------------------------
    Total Other Income and (Expenses)                   -             -

Loss from Continuing Operations                   (10,658)      (65,032)


DISCONTINUED OPERATIONS:
------------------------
Loss from Discontinued Operations                       -      (116,281)

                                              --------------------------
         Net Income (Loss)                    $   (10,658)  $  (181,313)
                                              ==========================

Basic and Diluted Earnings Per Common Share           Nil           Nil
                                              --------------------------

Weighted Average number of Common Shares       15,380,000    15,380,000
                                              ==========================
  used in per share calculations

      The accompanying notes are an integral part of Consolidated Financial
                                  Statements.

                                          MED PLUS CORP
                               STATEMENT OF STOCKHOLDERS' EQUITY
                                      AS OF MARCH 31, 2000



                                            $0.001       Paid-In      Retained     Stockholders'
                                Shares     Par Value     Capital      Earnings         Equity
                             ------------  ----------  ----------  ---------------  ------------
Balance, April 1, 1998        13,723,113   $  13,723   $9,534,665  $  (11,130,006)  $(1,581,618)


Net Income  (Loss)                                                       (181,313)     (181,313)
                             ------------  ----------  ----------  ---------------  ------------

Balance, March 31, 1999       13,723,113      13,723    9,534,665     (11,311,319)   (1,762,931)


Net Income  (Loss)                                                        (10,658)      (10,658)
                             ------------  ----------  ----------  ---------------  ------------

Balance, March 31, 2000       13,723,113      13,723    9,534,665     (11,321,977)   (1,773,589)
                             ===================================================================

      The accompanying notes are an integral part of Consolidated Financial
                                  Statements.

                                    MED PLUS CORP
                               STATEMENT OF CASH FLOWS


                                                   ---------------------

                                                     2000        1999
                                                   ---------  ----------
Cash Flows from Operating Activities:
-------------------------------------
    Net Income (Loss)                              $(10,658)  $(181,313)
    Changes in operating assets and liabilities:
        Depreciation                                      -           -
        Accounts Receivable                               -           -
        Stock Issued for Services                         -
        Loss from Discontinued Operations                 -     116,281
        Other Current Assets                              -           -
        Accounts Payable                                  -
        Other Liabilities                                 -     (40,913)
                                                   ---------  ----------
        Total Adjustments                                 -      75,368
                                                   ---------  ----------
Net Cash Used in Operating Activities              $(10,658)  $(105,945)

Cash Flows from Investing Activities:
-------------------------------------
    Fixed Assets                                          -           -
                                                   ---------  ----------
Net Cash Used in Investing Activities              $      -   $       -
                                                   ---------  ----------
Cash Flows from Financing Activities:
-------------------------------------

    Note Payable - Related Party                     12,049      65,567
    Note Payable                                          -           -
    Stock Issued for Debt Reduction                       -           -
                                                   ---------  ----------
Net Cash Provided for Financing Activities         $ 12,049   $  65,567
                                                   ---------  ----------
Net Increase (Decrease) in Cash                    $  1,391   $ (40,378)

Cash Balance,  Begin Period                             534      40,913
                                                   ---------  ----------
Cash Balance,  End Period                          $  1,925   $     534
                                                   =========  ==========

Supplemental Disclosures:
    Cash Paid for interest                                -           -
    Cash Paid for income taxes                            -           -

      The accompanying notes are an integral part of Consolidated Financial
                                  Statements.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     GENERAL -- Medplus Corporation and Subsidiaries (the "Company") operates in the health care financing industry. It has developed its private label health care credit card, among other products, for health care patients use in funding the self-pay portion of their health care expenditures. The Company utilizes outside lenders to provide the financing for its products. The Company was incorporated in the State of Delaware in December 1986. The company has a total of 102,000,000 authorized shares with a par value of $.001 per share with 2,000,000 shares designated as preferred shares and the balance as common shares. The Company has 13,723,113 common shares issued and outstanding as of March 31, 2000 and no preferred shares issued as of March 31, 2000.

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

2.   NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes payable to related parties, all of which are considered to be current liabilities by their terms or due to default, consist of the following at March 31, 2000:

     Unsecured note payable to a director of the Company, bearing interest at 10% per annum, $10,000 together with
         accrued interest and $15,000together with accrued
         interest, is payable upon the Company obtaining
         $100,000 and $500,000 in equity financing,
         respectively.                                                 $  25,000

     Unsecured note payable to a shareholder and former officer of the Company, non-interest bearing, due in equal
         monthly installments of $2,000 from May 1996 through
         April 1997 with a final installment of $123,288 payable
         in May 1997. This note is recorded net of unamortized
         discount of $5,074 at March 31, 1997 to reflect an
         effective interest rate of 18%. Payments on this note
         are in default.                                                 254,071

     Unsecured note payable to shareholders of the Company
         bearing interest at 10% per annum. The note is payable
         on demand and in default.                                       381,385

     Unsecured note payable to shareholder of the Company bearing interest at 11% per annum. The note is payable on
         demand and in default.                                           12,500

     Unsecured note payable to shareholder of the Company bearing interest at a range between 10% to 17% depending on
         shareholder's credit card rate. The note is payable on
         demand and in default.                                           19,000
                                                                        --------
     Total                                                              $691,956

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   OPERATING  LEASE

     The Company leases office space from an affiliate of one of its shareholders on a month-to-month basis

4.  ACCOUNTS  PAYABLE

The remaining balance in Accounts Payable contains payable that were outstanding since March 31, 1998. The Company believes that the vendors have written the balances off their books, but the balances are being carried on the balance sheet until the statue of limitations have run. The outstanding balance as of March 31, 2000 is $389,430.


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

Exhibit 21.1     Subsidiaries  of  the  Registrant
                 ---------------------------------
                 none


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDPLUS CORPORATION


Date:   March 5, 2002                        \By\ Tim C. DeHerrera
                                             ------------------------
                                             Tim C. DeHerrera
                                             Chief Executive Officer

Date:   March 5, 2002                         \By\ James Voloshin
                                              -----------------------
                                              James Voloshin

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                        Date
     ---------                  -----                        ----

\By\ Tim C. DeHerrera        President;                  March 5, 2002
------------------------     Director
Tim C. DeHerrera


\By\ James Voloshin          Secretary, Treasurer        March 5, 2002
---------------------        Director
James Voloshin