Form 10KSB
period 2001-03-31
MEDPLUS CORP
filed 2002-03-07
CIK 812805

Securities and Exchange Commission
                                Washington, D.C.
                                      20549


                                   Form 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


    For the fiscal year ended                         Commission file number
          March 31, 2001                                      0-16286


                               MEDPLUS CORPORATION
             (Exact name of Registrant as specified in its charter)

                Delaware                                   95-4082020
                --------                                   ----------
(State of other jurisdiction  of                      (IRS Employer number)
 identification incorporation or organization)

121 East Pikes Peak Avenue
Colorado Springs, Colorado                                   80903
---------------------------------------                     --------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number,
     including area code:                                (719) 447-8856
                                                         --------------

           Securities registered pursuant to section 12(g) of the Act:


                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)


Indicate  by  check  mark  whether  the  registrant;  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes      No   X .
                                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  Yes  X   No    .
                 ---     ---

The aggregate market value of voting common stock held by non affiliates of the registrant was approximately $670,626 based on the last reported average bid and asked price of the common stock on the OTC Pink Sheets on October 30, 2001.


The number of shares outstanding of the issuer's common stock as of October 30, 2001: 19,499,228.

                               MEDPLUS CORPORATION

                                     PART I
ITEM 1.     BUSINESS
            --------

     MEDPLUS CORPORATION (the "Company") was incorporated in Delaware in December 1986 and is a reporting, publicly traded company that trades on the OTC Pink Sheets under the symbol MDPL. The Company initially engaged in the manufacture and sale of intraocular lenses and other ophthalmic products. In late 1992, the Company ceased its ophthalmic operations and redirected its activities to the patient finance industry through the Company's acquisition of Patient Plus, Lincoln Professional Services Corporation and Financial Health Network. In 1995 and 1996 the Company acquired another patient finance company, Surgical Funding Group, located in Irvine, California. In May 1998 the Company drastically reduced operating its' patient finance operations. The Company is currently under Letter of Intent to acquire Alternative Finance Advisors. Alternative Finance Advisors, Inc. is a privately held corporation based in Newport Beach California, with offices in Colorado Springs, CO and Ft. Worth, TX. AFA specializes in the patient finance industry by providing marketing, customer service and training services. Their patient finance products finance the self-pay portion of medical bills providing a manageable monthly payment to the patient while advancing cash to the healthcare facility. AFA has an independent sales organization marketing the finance products AFA represents. Through the acquisition of AFA and AFAs' marketing agreement with Patriot Medical Finance, The Company will offer a hospital recourse finance program to the medical community.

INDUSTRY  BACKGROUND
--------------------

     The Company targets the hospital segment of health care that consists of approximately 5,000 hospitals across the country. According to Mastercard International total health care expenditures in U.S. in 1997 were $1.1 trillion with approximately one fifth of that paid for out of consumers' own pockets$200 billion that can be placed on a credit card or take advantage of patient financing. Of that $200 billion, over $100 billion is derived from the hospital segment Medplus addresses.

Despite the size of the market, there are very few companies that specialize in financing patient's out-of-pocket payment requirements. Most hospitals finance the patient's out-of-pocket portion themselves with mixed to poor results. Poor collection results by the provider occurs because most consumers do not feel the urgency to pay health care providers. Surveys by Visa International and others tell us that health care providers are paid last or tenth in priority, after everyone else has been paid. Banks, finance companies and credit cards were found to be paid fourth in priority. Because financial institutions are more apt to be paid, MedPlus and others have found that hospitals are willing to allow discounts on advanced funds in exchange for good approval rates with simple procedures and excellent service.

MEDPLUS  PRODUCT  DESCRIPTION
-----------------------------

     The MedPlus Recourse Hospital Program is marketed only to hospitals and large clinics. In this program, MedPlus and its' financing partner enter into an agreement whereby the patient's loan is guaranteed by the hospital. Therefore, the company and funding source are not assuming the credit risk for the accounts, the hospital is. This enables 100% acceptance of the patient accounts if the hospital desires. Money is advanced to the hospital while our financing partner bills and collects on the accounts. Bad accounts are remitted to the hospital for reimbursement. The following is a description of the recourse product currently marketed: When a patient at a hospital needs a loan, the hospital will has the applicant fill out a credit application if he or she meets minimum prescreening qualifications. The hospital then transmits the loan information electronically or via fax to the finance company, which then electronically transfers the money to the hospital, minus an 8% discount. The account is then billed and collected. If the account later defaults billing efforts continue for an additional 60 days. If, however, the collection activity proves unsuccessful, the account is then sent back to the hospital, which refunds the current balance owed by the patient.

MARKETING
---------

     The Company's sales force will be made up mainly of independent sales representatives. These are entrepreneurial salesmen and women with a demonstrated track record and extensive industry contacts. The Company will likely hire additional sales people who will work primarily on performance-based compensation contracts. The Company will use telemarketing where appropriate.

The Company has in the past identified and trained representatives to present The Company's patient financing program to their customers. In order to augment and increase its sales force, The Company will contract with a number of these representatives in different parts of the country. It is necessary to train them, monitor their sales activity. These reps are compensated on performance only, usually a percentage of the amount financed each month by their providers. As their number of providers grows so does their monthly income. There is little they have to do after initial sign up. The Company's customer service staff provides training and support for their provider customers.

     Consulting Firms- There are many consulting firms consulting servicing providers in of the hospital industries. The main issue on which they consult is of course profitability. It is not difficult to convince a consultant of the benefits of patient finance for his clients.

     Industry Associations- There are generally several industry associations in each of the target markets served by the Company. The Company will seek endorsements from these associations, as this can increase the Company's credibility and ease of sales.

     Marketing Companies- The Company in the past has identified marketing companies whose activities for providers generate a need for patient financing, thus the Company's product. It is necessary to establish a business relationship with these companies and through them sign-up all the providers using their services. The Company will follow-up with their providers, sign them on to its products and provide the training and support worthy of this valuable relationship. New marketing companies are identified at trade shows and these shows help cement relationship with established companies.

COMPETITION
-----------

     Thousands of companies are involved in medical billing and consumer finance and these industries are generally highly competitive. The Company has divided what it considers to be its competition into two types; direct competitors and indirect competitors. Direct competitors include traditional credit cards and other companies that market financial products in the self-pay and elective services market. Indirect competitors include substitutes for the Company's products such as in-house finance, collection agencies and banks. While there are a number of competitors and substitutes for the Company's products, the Company believes the market for patient finance services is not now highly competitive. The Company expects the competitive nature of the credit industry will make this segment much more competitive in the near future.

PRODUCT  LIABILITY  INSURANCE
-----------------------------

     The Company does not currently carry Product Liability Insurance nor does the Company foresee a need for such coverage in the future.

EMPLOYEES
---------

     At March 31, 2001, the Company has 1 full-time employee.

ITEM  2.     PROPERTY
             --------

     The Company's facilities are comprised of a 300 square foot administrative office in Colorado Springs, Colorado; The Company sub leases its office facilities in Colorado Springs under month-to-month lease agreements. The office space is fully utilized and management believes it to be suitable and adequate for its reasonably foreseeable till the acquisition is consummated.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

     NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year ended March 31, 2001 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  COMPANY'S  COMMON  EQUITY  AND
             -------------------------------------------
             RELATED  STOCKHOLDER  MATTERS
             -----------------------------

     The Company Stock is traded on the OTC Pink Sheets under the symbol MDPL. The high and low bid prices set forth through March 31, 2001 by fiscal quarter on the following table:

Bid                                   High Bid   Low Bid
---                                   ---------  --------
1st quarter ended June 30, 1999       $     .05  $    .05
2nd quarter ended September 30, 1999        .05       .04
3rd quarter ended December 31, 1999         .06       .05
4th quarter ended March 31, 2000            .03       .01

1st quarter ended June 30, 2000             .01       .01
2nd quarter ended September 30, 2000        .08       .07
3rd quarter ended December 31, 2000         .12       .11
4th quarter ended March 31, 2001            .05       .05

     The Company has not declared any cash dividends on its common equity in the past two years and has no present intention to pay cash dividends in the foreseeable future.

     The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. On March 31, 2001,the closing price of the Company's common stock on the OTC Pink Sheets was $.05 bid and $.05 asked. As of March 31, 2001 and to the best of the Company's knowledge, there were approximately 800 holders of its common stock, however the Company believes that there are over 275 holders of its common stock held in "street name" by brokers and clearing houses.

ITEM 6.   SELECTED  FINANCIAL  DATA
          -------------------------

     The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The selected consolidated financial data for the two fiscal years ended March 31, 2001 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  Year Ended March 31,
                                    2000         2001
                                ------------  ----------
Revenues                        $    29,714   $  18,454
Income/Loss From
Operations                       (   10,658)     46,060
Net Income/Loss From
Operations                       (   10,658)     46,060
Income/Loss Per Share From
Operations                              nil         nil

                                   Year Ended March 31,
                                    2000         2001
                                ------------  ----------
Total Assets                    $     1,925   $       0
Total Liabilities                 1,775,514     842,108
Working Capital                  (1,773,589)   (842,108)
Long Term Debt/ Leases                    0           0
Stockholders' Equity (deficit)   (1,773,589)   (842,108)

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
             ------------------------------------------------------
             CONDITION  AND  RESULTS  OF  OPERATIONS.
             ----------------------------------------

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company has historically generated the funds necessary to meet its working capital needs through internally generated funds, through the private sale of common stock and the issuance of notes payable.

     At March 31, 2001, the Company had working capital of ($842,108) compared to working capital of ($1,773,189) at March 31, 2000. The increase in working capital is primarily due to the Company's debt conversion to common stock for the twelve months ending March 31, 2001. The Company's current liabilities are higher than its assets due primarily to loans evidenced by promissory notes from shareholders of the Company and related parties and accounts payable. The Company intends to pay these liabilities out of future financing and/or operations and/or convert the liabilities to common stock.

     The Company's liquidity position is severely strained. Liquidity needs are currently being met from the proceeds of various debt financing sold. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon the Company's ability to raise additional equity and/or debt financing once the mentioned acquisition is completed. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $500,000 in equity or debt financing or a combination thereof in order to sustain operations for the twelve months following the year ended March 31, 2001. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. Management is actively negotiating with the holders of the current liabilities to convert said liability to common stock to improve the company's balance sheet. There can be no assurance that the Company will be able to consummate any transaction and/or raise the additional financing necessary for continuing operations. As of March 31, 2001 there were no known demands, commitments or uncertainties affecting cash flows.

RESULTS  OF  OPERATIONS
-----------------------
REVENUE
-------
     Revenue derived from the sale of products from the Company's operations was $18,454 for the fiscal year ended March 31, 2001 as compared to $29,714 in operating revenue for the fiscal year 2000. The Company's revenue decrease over fiscal year 2000 is primarily attributable to the decline in patient financing with few employees to support the financing activities.

OTHER  OPERATING  EXPENSES
--------------------------

     There were no Sales and Marketing expenses for operations for year ended March 31, 2001 or for fiscal year 2000.

     There were no General and Administrative expenses for operations for year ended March 31, 2001 or for fiscal year 2000.

     There was no Interest expense for operations for year ended March 31, 2001 or for fiscal year 2000.

NET  LOSS
---------
     The Company had a Net Income of $46,060 for the fiscal year ended March 31, 2001 as compared to a net loss of $10,658 for fiscal year 2000. The increase in the Company's net income for fiscal year 2001 was due to debt forgiveness in fiscal year 2001.

     The Company has not been required to pay income taxes for the past three fiscal years due to its net loss position in each of the previous fiscal years.

SUBSEQUENT  EVENTS
------------------

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

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ------------------------------------------------------
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE
          --------------------------------------

     NONE

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
             --------------------------------

     The following table sets forth the names, ages and positions of the directors and executive officers of the Company.

     Name          Age          Position
     ----          ---          --------
Tim C. DeHerrera    43     President, CEO, Director
P. James Voloshin   59     Director

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

     Tim C. DeHerrera has held the office of President of the Company since January 1996. Prior to that Mr. DeHerrera was Executive Vice President in charge of marketing from November 1992 until January 1996. From January 1992 until November 1992, Mr. DeHerrera was President of Financial Health Network, Inc. ("FHN"). From June 1991 through December 1991, Mr. DeHerrera was Vice President of Special Projects for International Finance Alliance, Inc. ("IFA"), a health care financial services company involved in patient financing. From October 1990 through June 1992.

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

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

     None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 2001. The following tables set forth the compensation received by the Company's Chief Executive Officer for services rendered during the last two fiscal years ended March 31, 2001.

                    Capacity in                  Annual Compensation
                    -----------                  --------------------
Individual         which served   Fiscal Year    Salary  Bonus  Other
-----------------  ------------  --------------  ------  -----  -----
Tim C. DeHerrera   President     March 31, 2000  none    None   None
Tim C. DeHerrera   President     March 31, 2001  none    None   None

                    Capacity in                  Annual Compensation
                    -----------                  --------------------
Individual         which served  Fiscal Year     Salary  Bonus  Other
-----------------  ------------  --------------  ------  -----  -----
P. James Voloshin  Secretary     March 31, 2000  none    None   None
P. James Voloshin  Secretary     March 31, 2001  none    None   None

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

     The following table sets forth information as of October 30, 2001 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

                               Shares of Common   Percentage of Shares
Name of Beneficial           Stock Beneficially     of Common Stock
      Owner                      Owned  (1)       Beneficially owned
---------------------------  -------------------  -------------------
Tim C. DeHerrera  (2)                  2,596,733                13.3%
(Officer/director)

P. James Voloshin  (2)                 3,489,972                17.9%
(Director)

All Officers and Directors             6,086,705                31.2%
As a group two people

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) The address of Messrs. T.C. DeHerrera, and P. James Voloshin is MEDPLUS CORPORATION, 121East Pikes Peak. Suite 355, Colorado Springs, Colorado, 80903.

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

               Consolidated financial statements for the fiscal years ended March 31, 2001 and March 31, 2000.

                                                                            Page

     Report of independent accountants . . . . . . . . . . . . . . . . . .   F-1
     Balance Sheet at March 31, 2001 . . . . . . . . . . . . . . . . . . .   F-2
     Statement of operations for the years
          ended March 31, 2001
          and March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . .   F-3
     Statement of stockholders' deficiency for
          the years ended March 31, 2001
          and March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . .   F-4
     Statement of cash flows for the years
          ended March 31, 2001
          and March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . .   F-5
     Notes to financial statements . . . . . . . . . . . . . . . . . . . .   F-6

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

Board of Directors
MedPlus Corp

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of MedPlus Corp ("Company") as of March 31, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the period for the year ended March 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.



                                Clyde Bailey P.C.

San  Antonio, Texas
October 30, 2001

                                    MED PLUS CORP
                                    BALANCE SHEETS

                                     A S S E T S
                                     -----------

                                                        MARCH 31, 2001
                                                        --------------
Current Assets
--------------
    Cash                                                            -
      Accounts Receivable
      Other Current Assets
                                                        --------------

        Total Current Assets                                                         -

    Total Assets                                                                     -
                                                                         ==============

                              L I A B I L I T I E S
                              ---------------------

Current Liabilities
-------------------
    Accounts Payable                                          178,135
    Accrued Expenses                                          113,885
    Accrued Payroll Taxes                                      94,500
    Accrued Legal Fees/Settlement                             118,670
    Note Payable - Related Party                              336,918
                                                        --------------
    Total Current Liabilities                                 842,108
    Total Liabilities                                                          842,108

Comitments and Contingencies

             S T O C K H O L D E R S ' E Q U I T Y
             -------------------------------------

Preferred Stock                                                     -

      20,000,000 authorized shares, par value $.001 no shares issued and outstanding

Common Stock                                                   19,499

      100,000,000 authorized shares, par value $.001
      19,499,228  shares issued and outstanding

Additional Paid-in-Capital                                 10,414,310
Retained Earnings                                         (11,275,918)
                                                        --------------

      Total Stockholders' Equity (Deficit)                                    (842,109)

      Total Liabilities and Stockholders' Equity                                     -
                                                                         ==============

     The accompanying notes are integral part of the Consolidated Financial
                                  Statements.

                                  MED PLUS CORP
                             STATEMENT OF OPERATIONS

                                              --------------------------
                                                  FOR THE YEARS ENDED
                                                       MARCH 31
                                              --------------------------
                                                  2001          2000
                                              ------------  ------------
REVENUES:
---------
Revenues                                           18,454        29,714
                                              ------------  ------------
        Total Revenues                        $    18,454   $    29,714

EXPENSES:
---------
Stock for Services                                      -             0
Salaries                                                -        12,925
Professional Fees                                   2,000             0
Contract Services                                  19,127         8,000
Lease Expense                                           -         2,500
Depreciation Expense                                    -             0
Utilities                                               -         2,718
Other Expenses                                      1,751        14,229
                                              ------------  ------------

        Total Expenses                             22,878        40,372

Loss from Operations                          $    (4,424)  $   (10,658)

OTHER INCOME AND (EXPENSES)
---------------------------
Interest Expense
Settlement
Debt Forgiveness                                   50,484
                                              ------------  ------------

    Total Other Income and (Expenses)              50,484             -


                                              ------------  ------------
Net Income (Loss)                             $    46,060   $   (10,658)
                                              ============  ============


Basic and Diluted Earnings Per Common Share            Nil           Nil
                                              ------------  ------------

Weighted Average number of Common Shares       15,500,500    15,380,000
  used in per share calculations              ============  ============

     The accompanying notes are integral part of the Consolidated Financial
                                  Statements.

                                          MED PLUS CORP
                               STATEMENT OF  STOCKHOLDERS' EQUITY
                                      AS OF MARCH 31, 2001



                                         $0.001       Paid-In       Retained     Stockholders'
                             Shares     Par Value     Capital       Earnings        Equity
                          ------------  ---------  -----------  ---------------  ------------
Balance, April 1, 1999     13,723,113   $ 13,723   $ 9,534,665  $  (11,311,320)  $(1,762,932)


Net Income  (Loss)                                                     (10,658)      (10,658)
                          ------------  ---------  -----------  ---------------  ------------

Balance, March 31, 2000    13,723,113     13,723     9,534,665     (11,321,978)   (1,773,590)

Stock Issued                5,776,115      5,776       879,645                       885,421

Net Income  (Loss)                                                      46,060        46,060
                          ------------  ---------  -----------  ---------------  ------------

Balance March 31, 2001     19,499,228   $ 19,499   $10,414,310  $  (11,275,918)  $  (842,109)
                          ============  =========  ===========  ===============  ============

     The accompanying notes are integral part of the Consolidated Financial
                                  Statements.

                                  MED PLUS CORP
                            STATEMENT OF CASH FLOWS

                                                   ---------------------
                                                    FOR THE YEARS ENDED
                                                         MARCH 31
                                                   ---------------------
                                                      2001       2000
                                                   ----------  ---------
Cash Flows from Operating Activities:
-------------------------------------
    Net Income (Loss)                              $  46,060   $(10,658)
    Changes in operating assets and liabilities:
        Depreciation                                       -          -
        Accounts Receivable                                -          -
        Stock Issued for Services                          -          -
        Loss from Discontinued Operations                  -          -
        Other Current Assets                               -          -
        Accounts Payable                            (211,296)         -
        Other Liabilities                           (367,072)         -
                                                   ----------  ---------
        Total Adjustments                           (578,368)         -
                                                   ----------  ---------

Net Cash Used in Operating Activities              $(532,308)  $(10,658)

Cash Flows from Investing Activities:
-------------------------------------

    Fixed Assets                                           -          -
                                                   ----------  ---------

Net Cash Used in Investing Activities              $       -   $      -
                                                   ----------  ---------

Cash Flows from Financing Activities:
-------------------------------------

    Note Payable - Related Party                    (355,038)    12,049
    Note Payable                                           -          -
    Stock Issued for Debt Reduction                  885,421          -
                                                   ----------  ---------
Net Cash Provided for Financing Activities         $ 530,383   $ 12,049
                                                   ----------  ---------

Net Increase (Decrease) in Cash                    $  (1,925)  $  1,391

Cash Balance,  Begin Period                            1,925        534
                                                   ----------  ---------

Cash Balance,  End Period                          $       -   $  1,925
                                                   ==========  =========

Supplemental Disclosures:
    Cash Paid for interest                                 -          -
    Cash Paid for income taxes                             -          -

     The accompanying notes are integral part of the Consolidated Financial
                                  Statements.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL -- Medplus Corporation and Subsidiaries (the "Company") operates in the health care financing industry. It has developed its private label health care credit card, among other products, for health care patients use in funding the self-pay portion of their health care expenditures. The Company utilizes outside lenders to provide the financing for its products. The Company was incorporated in the State of Delaware in December 1986. The company has a total of 102,000,000 authorized shares with a par value of $.001 per share with 2,000,000 shares designated as preferred shares and the balance as common shares. The Company has 13,723,113 common shares issued and outstanding as of March 31, 2001 and no preferred shares issued as of March 31, 2001.

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

2.   NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes payable to related parties, all of which are considered to be current liabilities by their terms or due to default, consist of the following at March 31, 2001:

     Unsecured note payable to a director of the Company, bearing interest at 10% per annum, $10,000 together with
         accrued interest and $15,000 together with accrued
         interest, is payable upon the Company obtaining
         $100,000 and $500,000 in equity financing,
         respectively.                                                  $ 25,000

     Unsecured note payable to a shareholder and former officer of the Company, non-interest bearing, due in equal
         monthly installments of $2,000 from May 1996 through
         April 1997 with a final installment of $123,288 payable
         in May 1997. This note is recorded net of unamortized
         discount of $5,074 at March 31, 1997 to reflect an
         effective interest rate of 18%. Payments on this note
         are in default.                                                 531,537

     Unsecured note payable to shareholders of the Company
         bearing interest at 10% per annum. The note is payable
         on demand and in default.                                       381,385

     Unsecured note payable to shareholder of the Company bearing interest at 11% per annum. The note is payable on
         demand and in default.                                           12,500

     Unsecured note payable to shareholder of the Company bearing interest at a range between 10% to 17% depending on
         shareholder's credit card rate. The note is payable on
         demand and in default.                                           19,000
                                                                        --------
     Total                                                              $842,108

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   OPERATING LEASE

     The Company leases office space from an affiliate of one of its shareholders on a month-to-month basis

4.   ACCOUNTS PAYABLE

The remaining balance in Accounts Payable contains payable that were outstanding since March 31, 1998. The Company believes that the vendors have written the balances off their books, but the balances are being carried on the balance sheet until the statue of limitations have run. The outstanding balance as of March 31, 2001 is $389,430.


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

                                      MEDPLUS CORPORATION


Date:     March 1, 2002                      \By\ Tim C. DeHerrera
                                             ---------------------
                                             Tim C. DeHerrera
                                             Chief Executive Officer

Date:     March 1, 2002                      \By\ James Voloshin
                                             ---------------------
                                             James Voloshin

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