Form 10KSB
period 2002-03-31
MEDPLUS CORP
filed 2002-10-17
CIK 812805

Securities and Exchange Commission
                                Washington, D.C.
                                      20549


                                   Form 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended                             Commission file number
     March 31, 2002                                          0-16286


                               MEDPLUS CORPORATION
             (Exact name of Registrant as specified in its charter)

                   Delaware                                     95-4082020
----------------------------------------------            ---------------------
(State of other jurisdiction of identification            (IRS Employer number)
   incorporation or organization)

121 East Pikes Peak Avenue
Colorado Springs, Colorado                                        80903
----------------------------------------------            ---------------------
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

The aggregate market value of voting common stock held by non affiliates of the registrant was approximately $410,486 based on the last reported average bid and asked price of the common stock on the OTC Pink Sheets on October 15, 2002.


The number of shares outstanding of the issuer's common stock as of October 15, 2002: 32,838,958.

                               MEDPLUS CORPORATION

                                     PART I

ITEM  1.     BUSINESS
             --------

     MEDPLUS CORPORATION (the "Company") was incorporated in Delaware in December 1986 and is a reporting, publicly traded company that trades on the OTC Pink Sheets under the symbol MDPL. In late 1992, the Company activities to the patient finance industry through the Company's acquisition of Patient Plus, Lincoln Professional Services Corporation and Financial Health Network. In 1995 and 1996 the Company acquired another patient finance company, Surgical Funding Group, located in Irvine, California. In May 1998 the Company drastically reduced operating its' patient finance operations. The Company is currently under Letter of Intent to acquire Alternative Finance Advisors. Alternative Finance Advisors, Inc. is a privately held corporation based in Newport Beach California, with offices in Colorado Springs, CO and Ft. Worth, TX. AFA specializes in the patient finance industry by providing marketing, customer service and training services. Their patient finance products finance the self-pay portion of medical bills providing a manageable monthly payment to the patient while advancing cash to the healthcare facility. AFA has an independent sales organization marketing the finance products AFA represents.

Industry  Background
--------------------

     The Company targets the hospital segment of health care that consists of approximately 5,000 hospitals across the country. According to Mastercard International total health care expenditures in U.S. in 1997 were $1.1 trillion with approximately one fifth of that paid for out of consumers' own pockets.
$200 billion that can be placed on a credit card or take advantage of patient financing. Of that $200 billion, over $100 billion is derived from the hospital segment AFA addresses.

Product  Liability  Insurance
-----------------------------

     The Company does not currently carry Product Liability Insurance nor does the Company foresee a need for such coverage in the future.
Employees
---------

     At March 31, 2001, the Company has 1 part-time employee.

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

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

     NONE

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year ended March 31, 2001 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         ----------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     The Company Stock is traded on the OTC Pink Sheets under the symbol MDPL. The high and low bid prices set forth through March 31, 2002 by fiscal quarter on the following table:

Bid                                             High Bid   Low Bid
---                                             ---------  -------
1st quarter ended June 30, 2000                       .01       .01
2nd quarter ended September 30, 2000                  .08       .07
3rd quarter ended December 31, 2000                   .12       .11
4th quarter ended March 31, 2001                      .05       .05

1st quarter ended June 30, 2001                 $     .04  $    .03
2nd quarter ended September 30, 2001                  .04       .02
3rd quarter ended December 31, 2001                   .01       .01
4th quarter ended March 31, 2002                      .04       .02

          The Company has not declared any cash dividends on its common equity in the past two years and has no present intention to pay cash dividends in the foreseeable future.

          The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. On March 31, 2002,the closing price of the Company's common stock on the OTC Pink Sheets was $.04 bid and $.02 asked. As of March 31, 2001 and to the best of the Company's knowledge, there were approximately 800 holders of its common stock, however the Company believes that there are over 275 holders of its common stock held in "street name" by brokers and clearing houses.

ITEM 6.   SELECTED  FINANCIAL  DATA
          -------------------------

     The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The selected consolidated financial data for the two fiscal years ended March 31, 2002 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                         Year Ended March 31,
                                           2001        2002
                                        ----------  ----------
Revenues                                $  18,454   $     -0-
Income/Loss From
Operations                                 46,060     165,100
Net Income/Loss From
Operations                                 46,060     165,100
Income/Loss Per Share From
Operations                                    nil         nil

                                         Year Ended March 31,
                                           2001        2002
                                        ----------  ----------

Total Assets                            $     -0-   $       0
Total Liabilities                         842,108     446,831
Working Capital                           842,108    (446,831)
Long Term Debt/ Leases                          0           0
Stockholders' Equity (deficit)           (842,108)   (446,831)

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          ------------------------------------------------------
          CONDITION  AND  RESULTS  OF  OPERATIONS.
          ----------------------------------------

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
     The Company has historically generated the funds necessary to meet its working capital needs through internally generated funds, through the private sale  of  common  stock  and  the  issuance  of  notes  payable.
     At March 31, 2002, the Company had working capital of ($446,831) compared to working capital of ($842,108) at March 31, 2001. The increase in working capital is primarily due to the Company's debt conversion to common stock for the twelve months ending March 31, 2002. The Company's current liabilities are higher than its assets due primarily to loans evidenced by promissory notes from shareholders of the Company and related parties and accounts payable. The Company intends to pay these liabilities out of future financing and/or operations  and/or  convert  the  liabilities  to  common  stock.
     The Company's liquidity position is severely strained. Liquidity needs are currently being met from the proceeds of various debt financing sold. The Company's ability to continue operations is dependent upon the Company's ability to raise additional equity and/or debt financing once the mentioned acquisition is completed. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $250,000 in equity or debt financing or a combination thereof in order to sustain operations for the twelve months following the year ended March 31, 2002. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. Management is actively negotiating with the holders of the current liabilities to convert said liability to common stock to improve the company's balance sheet. There can be no assurance that the Company will be able to consummate any transaction and/or raise the additional financing necessary for continuing operations.
RESULTS  OF  OPERATIONS
-----------------------
REVENUE
-------
     There was no Revenue derived from the Company's operations for the fiscal year ended March 31, 2002 as compared to $18,454 in operating revenue for the fiscal year 2001. The Company's revenue decrease over fiscal year 2001 is primarily attributable to the decline of patient financing with no employees to support the financing activities.
OTHER  OPERATING  EXPENSES
--------------------------
     There were no Sales and Marketing expenses for operations for year ended March 31, 2001 or for fiscal year 2000. There were no General and Administrative expenses for operations for year ended March 31, 2001 or for fiscal year 2000. There was no Interest expense for operations for year ended March 31, 2001 or for fiscal year 2000.
NET  LOSS
---------
     The Company had a Net Income of $165,100 for the fiscal year ended March 31, 2002 as compared to a net income of $46,060 for fiscal year 2001. The increase in the Company's net income for fiscal year 2001 was due to debt forgiveness in fiscal year 2002. The Company has not been required to pay income taxes for the past three fiscal years due to its net loss position in each of the previous fiscal years.
SUBSEQUENT  EVENTS
------------------
     None

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

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ------------------------------------------------------
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE
          --------------------------------------

          None

                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS
          -----------------------------------
     The following table sets forth the names, ages and positions of the directors and executive officers of the Company.

      Name              Age               Position
-----------------       ---       ------------------------
Tim C. DeHerrera         44       President, CEO, Director
P. James Voloshin        60       Director

     P. James Voloshin was elected Director in January 1996. Tim C. DeHerrera was elected Director in August 1996. Each director will hold office until the next annual meeting of stockholders or until his successor is duly elected and qualified. The officers of the Company are elected by the Board of Directors and hold office until their successors are elected or until resignation or removal by the Board of Directors.
     Tim C. DeHerrera has held the office of President of the Company since January 1996. Prior to that Mr. DeHerrera was Executive Vice President in charge of marketing from November 1992 until January 1996. From January 1992 until November 1992, Mr. DeHerrera was President of Financial Health Network, Inc. ("FHN"). From June 1991 through December 1991, Mr. DeHerrera was Vice President of Special Projects for International Finance Alliance, Inc. ("IFA"), a health care financial services company involved in patient financing from October 1990 through June 1992.
     P. James Voloshin, MD has been a Director of the Company since January 1996. Dr.Voloshin is a plastic surgeon and has been President of the Newport Surgery Institute, located in Newport Beach, California, since 1986. Dr.Voloshin co-founded Surgical Funding Group, Inc. in 1992 and was its President until the Company's acquisition of Surgical Funding in November 1995. Dr.Voloshin is or has been a member of ten medical societies including the American Society of Plastic Surgery. Dr.Voloshin holds a medical degree from the University of Alberta, Canada.

ITEM 11.  EXECUTIVE  COMPENSATION
          -----------------------
     None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 2002. The following tables set forth the compensation received by the Company's Chief Executive Officer for services rendered during the last two fiscal years ended March 31, 2002.

                   Capacity in                      Annual Compensation
                   ------------                  -------------------------
Individual         which served   Fiscal Year    Salary   Bonus    Other
-----------------  ------------  --------------  ------  -------  --------

Tim C. DeHerrera   President     March 31, 2001  none    None     None
Tim C. DeHerrera   President     March 31, 2002  none    None     None

                   Capacity in                      Annual Compensation
                   ------------                  -------------------------
Individual         which served   Fiscal Year    Salary   Bonus    Other
-----------------  ------------  --------------  ------  -------  --------
P. James Voloshin  Secretary     March 31, 2001  none    None     None
P. James Voloshin  Secretary     March 31, 2002  none    None     None

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

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
          ------------------------------------------------------------------
     The following table sets forth information as of October 15, 2002 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

                              Shares of Common    Percentage of Shares
Name of Beneficial           Stock Beneficially      of Common Stock
      Owner                      Owned   (1)       Beneficially owned
---------------------------  -------------------  ---------------------
Tim C. DeHerrera  (2)                  2,596,733                   7.9%
(Officer/director)

P. James Voloshin  (2)                 3,489,972                  10.6%
(Director)

All Officers and Directors             6,086,705                 18.54%
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

                                     PART IV

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
          --------------------------------------------------
          None

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K
          -------------------------------------------------------------------
          (a)     1.  Financial  Statements

                 The following consolidated financial statements of MEDPLUS CORPORATION are included in part II, Item 8.

                 Consolidated financial statements for the fiscal years ended March 31, 2002 and March 31, 2001.


                                                                         Page

     Report of independent accountants . . . . . . . . . . . . . . . .    F-1
     Balance Sheet at March 31, 2002 . . . . . . . . . . . . . . . . .    F-2
     Statement of operations for the years
         ended March 31, 2002
         and March 31, 2001. . . . . . . . . . . . . . . . . . . . . .    F-3
     Statement of stockholders' deficiency for
     the years ended March 31, 2002
         and March 31, 2001. . . . . . . . . . . . . . . . . . . . . .    F-4
     Statement of cash flows for the years
     ended March 31, 2002
         and March 31, 2001. . . . . . . . . . . . . . . . . . . . . .    F-5
     Notes to financial statements . . . . . . . . . . . . . . . . . .    F-6


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDPLUS CORPORATION


Date:  March 1, 2002                       \By\ Tim C. DeHerrera
                                           ----------------------------
                                           Tim C. DeHerrera
                                           Chief Executive Officer

Date:  March 1, 2002                       \By\ James Voloshin
                                           ---------------------------
                                           James Voloshin

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                          Date
     ---------                     -----                          ----

\By\  Tim C. DeHerrera          President;                    March 1, 2002
------------------------        Director
Tim C. DeHerrera

\By\ James Voloshin             Secretary, Treasurer          March 1, 2002
---------------------           Director
James Voloshin

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

Board of Directors
Med Plus Corp

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of Med Plus Corp ("Company") as of March 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the period for the year ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.




                                Clyde Bailey P.C.

San Antonio, Texas
October 2, 2002

                                   MED PLUS CORP
                                   BALANCE SHEET

                                  MARCH 31, 2002


                                    A S S E T S
                                    -----------


Current Assets
--------------
    Cash                                                                 -
      Accounts Receivable
      Other Current Assets
                                                             --------------
          Total Current Assets                                           -

Fixed Assets
------------
    Equipment
    Furniture & Fixtures
    Leasehold Improvements
                                                             --------------
    Less: Accumulated Depreciation
                                                             --------------
    Total Fixed Assets                                                   -

    Total Assets                                                         -
                                                             ==============




                                L I A B I L I T I E S
                                ---------------------
Current Liabilities
-------------------
    Accrued Expenses                                               113,885
    Accrued Payroll Taxes                                           94,500
    Accrued Legal Fees/Settlement                                  118,670
    Shareholder Loans                                                3,035
    Note Payable - Related Party                                   116,741
                                                             --------------

    Total Current Liabilities                                      446,831

    Total Liabilities                                              446,831

Comitments and Contingencies


                        S T O C K H O L D E R S '   E Q U I T Y
                        ---------------------------------------
Preferred Stock                                                          -
    20,000,000 authorized shares, par value $.001
    no  shares issued and outstanding

Common Stock                                                        25,839
    100,000,000 authorized shares, par value $.001
    25,838,958  shares  issued  and  outstanding

Additional Paid-in-Capital                                      10,638,147
Retained Earnings                                              (11,110,817)
                                                             --------------
    Total Stockholders' Equity (Deficit)                          (446,831)

    Total Liabilities and Stockholders' Equity                           -
                                                             ==============


 The accompanying notes are integral part of Consolidated Financial Statements.

                                  MED PLUS CORP
                             STATEMENT OF OPERATIONS


                                              ==========================
                                                  FOR THE YEARS ENDED
                                                       MARCH 31
                                                  2002          2001
                                              ============  ============
REVENUES:
---------

Revenues                                                -        18,454
                                              ------------  ------------

            Total Revenues                    $         -   $    18,454


EXPENSES:
---------

Professional Fees                                  11,107         2,000
Contract Services                                       -        19,127
Other Expenses                                      1,928         1,751
                                              ------------  ------------

             Total Expenses                        13,035        22,878

Loss from Operations                          $   (13,035)  $    (4,424)

OTHER INCOME AND (EXPENSES)
---------------------------
Settlement
Debt Forgiveness                                  178,135        50,484
                                              ------------  ------------

    Total Other Income and (Expenses)             178,135        50,484

                                              ------------  ------------
Net Income (Loss)                             $   165,100   $    46,060
                                              ============  ============


Basic and Diluted Earnings Per Common Share          0.01           Nil
                                              ------------  ------------

Weighted Average number of Common Shares       22,669,093    15,500,500
                                              ============  ============
  used in per share calculations


 The accompanying notes are integral part of Consolidated Financial Statements.

                                             MED PLUS CORP
                                   STATEMENT OF  STOCKHOLDERS' EQUITY
                                          AS OF MARCH 31, 2002



                                                   $0.001      Paid-In      Retained      Stockholders'
                                       Shares    Par Value     Capital      Earnings         Equity
                                     ----------  ----------  -----------  -------------  ---------------
Balance, March 31, 2000              13,723,113  $   13,723  $ 9,534,665  $(11,321,977)  $   (1,773,589)

Stock Issued                          5,776,115       5,776      879,645                        885,421

Net Income  (Loss)                                                              46,060           46,060


Balance March 31, 2001               19,499,228      19,499   10,414,310   (11,275,917)        (842,108)
                                     ----------  ----------  -----------  -------------  ---------------

Stock Issued                            100,000         100        2,400                          2,500

Stock Issued for Debt Reduction       6,239,730       6,240      221,437                        227,677

Net Income  (Loss)                                                             165,100          165,100
                                     ----------  ----------  -----------  -------------  ---------------

Balance, March 31, 2002              25,838,958      25,839   10,638,147   (11,110,817)        (446,831)
                                     ==========  ==========  ===========  =============  ===============


 The accompanying notes are integral part of Consolidated Financial Statements.

                                  MED PLUS CORP
                            STATEMENT OF CASH FLOWS



                                                   ======================
                                                    FOR THE YEARS ENDED
                                                          MARCH 31
                                                      2002        2001
                                                   ==========  ==========
Cash Flows from Operating Activities:
-------------------------------------

    Net Income (Loss)                              $ 165,100   $  46,060
    Changes in operating assets and liabilities:
        Accounts Payable                            (178,135)   (211,296)
        Other Liabilities                              7,500    (367,072)
                                                   ----------  ----------
        Total Adjustments                           (170,635)   (578,368)
                                                   ----------  ----------

Net Cash Used in Operating Activities              $  (5,535)  $(532,308)

Cash Flows from Investing Activities:
-------------------------------------

    Fixed Assets                                           -           -
                                                   ----------  ----------

Net Cash Used in Investing Activities              $       -   $       -
                                                   ----------  ----------

Cash Flows from Financing Activities:
-------------------------------------

    Shareholder Loans                                  3,035
    Note Payable - Related Party                           -    (355,038)
    Note Payable                                           -           -
    Stock Issued                                       2,500
    Stock Issued for Debt Reduction                        -     885,421
                                                   ----------  ----------

Net Cash Provided for Financing Activities         $   5,535   $ 530,383
                                                   ----------  ----------

Net Increase (Decrease) in Cash                    $       0   $  (1,925)

Cash Balance,  Begin Period                                -       1,925
                                                   ----------  ----------

Cash Balance,  End Period                          $       -   $       -
                                                   ==========  ==========

Supplemental Disclosures:
    Cash Paid for interest                                 -           -
    Cash Paid for income taxes                             -           -


 The accompanying notes are integral part of Consolidated Financial Statements.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     GENERAL -- Medplus Corporation and Subsidiaries (the "Company") operates in the health care financing industry. It has developed its private label health care credit card, among other products, for health care patients use in funding the self-pay portion of their health care expenditures. The Company utilizes outside lenders to provide the financing for its products. The Company was incorporated in the State of Delaware in December 1986. The company has a total of 120,000,000 authorized shares with a par value of $.001 per share with 20,000,000 shares designated as preferred shares and the balance as common shares. The Company has 25,838,958 common shares issued and outstanding as of March 31, 2002 and no preferred shares issued as of March 31, 2002.

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

     RECENT ACCOUNTING DEVELOPMENTS:

     Segments of an Enterprise and Related Information
     -------------------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

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

2.   NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes payable to related parties, all of which are considered to be current liabilities by their terms or due to default, consist of the following at March 31, 2002:

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
         Payments on this note are in default.                           116,741


     Unsecured note payable to shareholder of the Company bearing interest at a range between 10% to 17% depending on
         shareholder's credit card rate. The note is payable on
         demand and in default.                                            3,035
                                                                        --------
     Total                                                              $119,776



3.   OPERATING  LEASE

     The Company leases office space from an affiliate of one of its shareholders on a month-to-month basis

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  ACCOUNTS  PAYABLE

The remaining balance in Accounts Payable contains payable that were outstanding since March 31, 1998. The Company believes that the vendors have written the balances off their books, and has determined to write off the outstanding balance in accounts payable to debt forgiveness in the statement of operations in the amount of $178,135.


5.   COMMON  STOCK

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

During the year ending March 31, 2002, the Company issued common stock to settle debts owed to related parties. The details are as follows:

On May 21, 2001, the Company issued 1,239,730 restricted shares of common stock to settle $120,177 in related party debts.

On February 12, 2002, the Company issued 5,000,000 shares of unrestricted common stock to settle $100,000 in related party debts.


6.   INCOME  TAXES

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes

As of March 31, 2002, the Company has net operating loss carryforwards of approximately $8,632,000 which expire beginning in fiscal year 2020. As of March 31, 2001, the Company has recorded a valuation allowance to reduce existing deferred tax assets since the assets are not likely to be realized.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  LITIGATION

The Company settled litigation with a former president of the Company in July 1998 who alleged failure of the Company to make certain payments under a promissory note in the purported range of $70,000 to $90,000. The Company paid $50,000 to settle the lawsuit in 1998.

9.  GOING  CONCERN

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

OFFER AND COMPRIMISE ACCEPTED - On August 7, 2001, the Internal Revenue Service accepted an offer of $ 94,500 to settle outstanding payroll tax liabilities and release liens associated with payroll taxes from 1996 through 1999. The offer was due to be paid in January 2002. The accrued payroll taxes have been adjusted in these financial statements to reflect this settlement.

12.  SUBSEQUENT  EVENT

There were no subsequent events that have occurred since the balance sheet date that warrant disclosure in these financial statements.