Form 10QSB
period 2002-06-30
MEDPLUS CORP
filed 2002-10-17
CIK 812805

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
 X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
---
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended                   June 30, 2002
                                  ----------------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For  the  transition  period  from                         to
                                    ----------------------    ------------------

Commission  file  number                         0-16286
                        --------------------------------------------------------

                              MEDPLUS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                        95-4082020
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           identification number)

121 East Pikes Peak, Ste. 355, Colorado Springs,  Colorado            80903
------------------------------------------------------------       ----------
(address of principle executive offices)                           (Zip Code)

                                  719-447-8856
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes       No  X
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

Class                                     Outstanding at October 15, 2002
--------------------------------------------------------------------------------
Common Stock, Par-Value
--------------------------------------------------------------------------------
$.001 per share                           32,838,958
--------------------------------------------------------------------------------

                               MEDPLUS CORPORATION

                              REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS



PART I                                                           PAGE NUMBER
------                                                           -----------
ITEM 1. -  FINANCIAL INFORMATION

           Balance Sheets at June 30, 2002
              and March 31, 2002. . . . . . . . . . . . . . . . . . . 3

           Statements of Operations for the
              Three Months Ended June 30, 2002
              and June 30, 2001 . . . . . . . . . . . . . . . . . . . 4

           Statements of Cash Flows for the
              Three Months Ended June 30, 2002
              and June 30, 2001 . . . . . . . . . . . . . . . . . . . 5

        Notes to Financial Statements . . . . . . . . . . . . . . . . 6

ITEM  2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . 7

PART II
-------

           Other Information. . . . . . . . . . . . . . . . . . . . . 8

           Signature Page . . . . . . . . . . . . . . . . . . . . . . 8

                                          PART I
                              ITEM 1.  FINANCIAL INFORMATION
                                   MEDPLUS CORPORATION

BALANCE SHEETS

ASSETS                                                   June 30, 2002    March 31, 2002
                                                          (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                               $          -0-   $           -0-
Note receivable                                                    -0-               -0-
                                                        ---------------  ----------------

Total current assets                                               -0-               -0-
                                                        ---------------  ----------------

PROPERTY:
Office Equipment                                                   -0-               -0-
Furniture and Fixtures                                             -0-               -0-
                                                        ---------------  ----------------

Total                                                              -0-               -0-
Less accumulated depreciation                                      -0-               -0-
                                                        ---------------  ----------------

TOTAL ASSETS                                            $          -0-   $           -0-
                                                        ===============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accrued Expenses                                        $      113,885   $       113,885
Notes payable to related parties                               116,741           116,741
Accrued Payroll Taxes                                           94,500            94,500
Shareholder Loans                                                3,035             3,035
Accured Legal Fees/Settlement                                  118,670           118,670
                                                        ---------------  ----------------

Total liabilities                                              446,831           446,831
                                                        ---------------  ----------------


SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
  authorized 2,000,000 shares;no shares outstanding
Common stock, $.001 par value;
  authorized, 100,000,000 shares;
  19,499,228 issued and outstanding                             25,839            25,839
Additional paid in capital                                  10,638,147        10,638,147
Accumulated deficit                                        (11,110,817)      (11,110,817)
                                                        ---------------  ----------------

Net shareholders' equity (deficit)                            (446,831)         (446,831)
                                                        ---------------  ----------------

TOTAL                                                   $          -0-   $           -0-
                                                        ===============  ================


                 See accompanying notes to financial statements

                      MEDPLUS CORPORATION
                    STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                    Three Month Period
                                      Ended June 30,
                                 ------------------------
                                    2001         2002
                                 -----------  -----------
PATIENT FINANCE REVENUES:        $       -0-  $       -0-
-------------------------

EXPENSES:
---------
General and Administrative               -0-          -0-
Sales and Marketing                      -0-          -0-
Professional/Conract Services            -0-          -0-

Total expenses                           -0-          -0-
                                 -----------  -----------

Loss from Operations                     -0-          -0-

OTHER INCOME (Expences)
-----------------------

Interest Expense
Debt Forgiveness                      12,621          -0-

Net loss/Income from operation        11,515          -0-
                                 -----------  -----------

Loss Per Share From Operations           nil          nil
                                 ===========  ===========

Weighted average number of
  common shares outstanding       15,500,500   22,669,093


                      See accompanying financial statements

                               MEDPLUS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Three Month Period
                                                            Ended June 30,
                                                          -------------------
                                                   2001          2002
                                                   -----  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $ -0-  $               -0-
Changes in operating assets and liabilities
  Depreciation
  Accounts receivable
  Other Current Assets
  Increase (decrease) in liabilities:
  Accounts payable                                   -0-                  -0-
  Other Liabilities
  Total Adjustments
Net cash provided (used) by operating activities     -0-                  -0-

CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed Assets
Net cash provided (used) by investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note Payable - Related Party                       -0-                  -0-
  Note Payable
  Stock Issued for Debt Reduction
Net Cash Provided for financing activities

Increase (decrease) in cash
Cash  beginning of period

Cash and cash equivalents at end of period         $ -0-  $               -0-
                                                   =====  ===================


                 See accompanying notes to financial statements

                               MEDPLUS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   GOING  CONCERN
     --------------
     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds needed for the successful operation of the Company.

2.   BASIS  OF  PRESENTATION
     -----------------------
     The accompanying unaudited consolidated financial statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended June 30, 2002 and March 31, 2002, and the results of operations and its cash flows for the three month periods ended June 30, 2001 and June 30, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

     INCOME  TAXES
     -------------
     Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes
     As of March 31, 2001, the Company has net operating loss carryforwards of approximately $8,632,000 which expire beginning in fiscal year 2000. As of March 31, 2001, the Company has recorded a valuation allowance to reduce existing deferred tax assets since the assets are not likely to be realized.

3.   COMPUTATION  OF  NET  LOSS  PER  SHARE
     --------------------------------------
     Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants are not included because their effect would be antidilutive.

4.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------
     Notes payable to related parties, all of which are considered to be current liabilities by their terms or due to default, consist of the following at March 31, 2002:

     Unsecured note payable to a shareholder and former officer of the Company, non-interest bearing, due in equal monthly installments of $2,000 from May 1996 through April 1997 with a final installment of $123,288 payable on May 1997. This note is recorded net of unamortized discount of $5,074 at March 31, 1997 to reflect an effective interest rate of 18%. Payments on this note  are  in  default.
                                                                        $116,741
     Unsecured note payable to shareholder of the Company bearing interest at a range between 10% to 17% depending on shareholder's credit card rate. The note  is  payable  on  demand  and  in  default.
                                                                          $3,035
     Total                                                              $119,776


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     At June 30, 2002 the Company had working capital of ($446,832) compared to working capital of ($446,832) at March 31, 2002. The working capital remained the same due to the Company not making any significant changes for these periods. The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes from shareholders of the Company and related parties along with accrued payables and expenses.

     The Company's liquidity position is severely strained. Liquidity needs are currently being met from revenues and short-term borrowing in the form of promissory notes. Because the Company has not achieved positive cash flow from its operating activities, the company ceased normal operations in May 1998. The Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $ 250,000 in equity or debt financing in order to sustain operations for the next twelve months following the period ended June 30, 2002. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations

     RESULTS  OF  OPERATIONS
     -----------------------

     Revenue derived from the sale of products from the Company's continuing operations was zero for the three month period ended June 30, 2002 as compared to $4,614 in operating revenue for the three month period ended June 30, 2001. The Company's revenue decrease over the three month period ended June 30, 2002 is primarily attributable to the decline in patient financing with no employees to support the financing activities.

     There were no General and Administrative expenses for operations for the three month period ended June 30, 2001. There were no Sales and Marketing espenses for operations for the three month period ended June 30, 2001

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS
          ------------------

          None

ITEM 2.   CHANGES  IN  SECURITIES
          -----------------------

          None

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES
          ----------------------------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------

          None

ITEM 5.   OTHER  INFORMATION
          ------------------

OFFER AND COMPRIMISE ACCEPTED - On August 7, 2001, the Internal Revenue Service accepted an offer of $ 94,500 to settle outstanding payroll tax liabilities and release liens associated with payroll taxes from 1996 through 1999. The offer is due to be paid in January 2002. The accrued payroll taxes have been adjusted in these financial statements to reflect this settlement. This remains unpaid.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

          a.  Exhibits                    b.  Reports on Form 8-k
              None                            None

Signatures
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MEDPLUS CORPORATION


Date:  October 16, 2002                          \By\ Tim C. DeHerrera
                                                 ----------------------
                                                 Tim C. DeHerrera
                                                 Director