Form 10QSB
period 2002-09-30
MEDPLUS CORP
filed 2002-10-29
CIK 812805

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 2002
                               -------------------------------------------------
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the transition period  from                         to
                                -----------------------    ---------------------

Commission file number                         0-16286
                       ---------------------------------------------------------

                              MEDPLUS CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

Delaware                                                 95-4082020
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer identification number)
 incorporation or organization)

6302 Mesedge Drive, Colorado Springs, Colorado             80919
--------------------------------------------------------------------------------
(address of principle executive offices)                 (Zip Code)

                                  719-447-8856
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

121 East Pikes Peak,  Ste. 355, Colorado Springs, Colorado      80903
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, (if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                          ---     ---

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
  Class                                        Outstanding at October 28, 2002
--------------------------------------------------------------------------------
  Common Stock, Par-Value
--------------------------------------------------------------------------------
  $.001 per share                              32,338,958
--------------------------------------------------------------------------------

                               MEDPLUS CORPORATION

                              REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


PART I                                                         PAGE NUMBER
------                                                         -----------

ITEM 1. - FINANCIAL INFORMATION

          Balance Sheets at September 30, 2002 . . . . . . . . . .    3

          Statements of Operations for the
            Six Months Ended September 30, 2002
            and September 30, 2001 and for Three
            Months Ended September 30, 2002
            and September 30, 2001 . . . . . . . . . . . . . . . .    4

          Statements of Cash Flows for the
            Six Months Ended September 30, 2002
            and September 30, 2001 . . . . . . . . . . . . . . . .    4

       Notes to Financial Statements . . . . . . . . . . . . . . .    5

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .    6

PART II
-------

          Other Information. . . . . . . . . . . . . . . . . . . .    6

          Signature Page . . . . . . . . . . . . . . . . . . . . .    6

                                     PART I
                         ITEM 1.  FINANCIAL INFORMATION
                               MEDPLUS CORPORATION


BALANCE SHEETS

ASSETS                                                September 30, 2002
                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                            $               947
Note receivable                                                   35,000
                                                     --------------------

Total current assets                                              35,947
                                                     --------------------

PROPERTY:
Office Equipment                                                       0
Furniture and Fixtures                                                 0
                                                     --------------------

Total                                                                  0
Less accumulated depreciation                                          0
                                                     --------------------

TOTAL ASSETS                                         $            35,947
                                                     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses                                     $           113,885
Notes payable -Related parties                                   116,741
Accrued Payroll Taxes                                             94,500
Shareholder Loans                                                  4,929
                                                     --------------------

Total liabilities                                                330,055
                                                     --------------------


SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
authorized 2,000,000 shares; no shares outstanding
Common stock, $.001 par value;
  authorized, 100,000,000 shares;
  32,338,958 issued and outstanding                               32,339
Additional paid in capital                                    10,673,147
Accumulated deficit                                          (10,999,594)
                                                     --------------------

Net shareholders' equity (deficit)                              (294,108)
                                                     --------------------

TOTAL                                                $            35,947
                                                     ====================

                 See accompanying notes to financial statements

                              MEDPLUS CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                    Three Month Period         Six Month Period
                                    Ended September 30,       Ended September 30,
                                 ------------------------  ------------------------
                                    2001         2002          2001        2002
                                 -----------  -----------  -----------  -----------
REVENUES:                        $         0  $        0   $         0  $        0
---------

EXPENSES:
---------
Contract Services                $         0  $    2,000   $         0  $    2,000
Other Expenses                             0       4,750             0       4,750
Professional Fees                          0         697             0         697
Total expenses                             0       7,447             0       7,447

Loss from Operations             $            $   (7,447)            0      (7,447)

OTHER INCOME (Expenses)
-----------------------
Debt Forgiveness                              $  118,670                $  118,670

Net Income/loss from operation             0  $  111,223             0  $  111,223

Loss  / Income Per Share                 nil         nil           nil         nil
                                 ===========  ===========  ===========  ===========
Weighted average number of
  common shares outstanding       21,904,000  29,088,958    21,904,000  29,088,958

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                        Six Month Period
                                                      Ended September 30,
                                                   -------------------------
                                                      2001          2002
                                                   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $        0   $   111,223
Changes in operating assets and liabilities
     Other Current Assets                             (50,000)
     Accounts payable                                (103,962)     (118,670)
     Other Liabilities                                                8,394
                                                                ------------
     Total Adjustments                               (153,962)     (110,276)
                                                                ------------
Net cash provided (used) by operating activities   $ (153,962)  $       947
CASH FLOWS FROM INVESTING ACTIVITIES:
     Fixed Assets                                           -             -
Net cash provided (used) by investing activities            -             -
CASH FLOWS FROM FINANCING ACTIVITIES:
     Note Payable - Related Party
     Note Payable
     Stock Issued for Debt Reduction                  154,480
Net Cash Provided for financing activities            154,480             -
Increase (decrease) in cash                               518           947
Cash  beginning of period                                   0             -

Cash at end of period                              $      518   $       947
                                                   ===========  ============

                 See accompanying notes to financial statements

                               MEDPLUS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   GOING  CONCERN  The  Company's  financial  statements  are  prepared  using
     --------------
     generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds needed for the successful operation of the Company.

2.   BASIS  OF PRESENTATION  The  accompanying  unaudited consolidated financial
     ----------------------
     statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended September 30, 2002 and March 31, 2002, and the results of operations and its cash flows for the three and six month periods ended September 30, 2001 and September 30, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

     Income  Taxes  Deferred  income  taxes  arise  from  temporary  differences
     -------------
     resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes

     As of March 31, 2002, the Company has net operating loss carryforwards of approximately $8,632,000 which started expiring in fiscal year 2000. As of March 31, 2002, the Company has recorded a valuation allowance to reduce existing deferred tax assets since the assets are not likely to be realized.

3.   COMPUTATION OF NET LOSS PER  SHARE  Net  loss  per  share  is  computed  by
     ----------------------------------
     dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants are not included because their effect would be antidilutive.

4.   NOTES  PAYABLE  TO  RELATED  PARTIES  Notes payable to related parties, all
     ------------------------------------
     of which are considered to be current liabilities by their terms or due to default, consist of the following at September 30, 2002:

     Unsecured note payable to a shareholder of the Company, non-interest bearing, due in equal monthly installments of $2,000 from May 1996 through April 1997 with a final installment of $123,288 payable on May 1997. This note is recorded net of unamortized discount of $5,074 at March 31, 1997 to reflect an effective interest rate of 18%. Payments on this note are in default.
                                                                        $116,741
     Unsecured note payable to shareholder of the Company bearing interest at a range between 10% to 17% depending on shareholder's credit card rate. The note  is  payable  on  demand  and  in  default.
                                                                          $4,929
                                                       Total            $121,670

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 2002 the Company had working capital of ($294,108) compared to working capital of ($446,831) at March 31, 2002. The increase of working capital primarily due to the Company settling a debt obligation. The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes from shareholders of the Company and related parties along with accrued payables and expenses.

The Company's liquidity position is severely strained. Liquidity needs are currently being met from short-term borrowing in the form of promissory notes. Because the Company has not achieved positive cash flow from its operating activities, the company ceased normal operations in May 1998. The Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $ 250,000 in equity or debt financing in order to sustain operations for the next twelve months following the period ended September 30, 2002. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations

RESULTS  OF  OPERATIONS
-----------------------
There was no revenue derived from the sale of products from the Company for the six month period ended September 30, 2002 or for the six month period ended September 30, 2001. This attributable to the decline in patient financing with no employees to support the financing activities.
There were no General and Administrative expenses for operations for the six month period ended September 30, 2002. There were no Sales and Marketing expenses for operations for the six-month period ended September 30, 2002

PART II     OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS                                        None
        -----------------

ITEM 2. CHANGES IN SECURITIES                                    None
        ---------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                          None
        -------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER     None
        ----------------------------------------------------

ITEM 5. OTHER INFORMATION
        -----------------
OFFER AND COMPRIMISE ACCEPTED - On August 7, 2001, the Internal Revenue Service accepted an offer of $ 94,500 to settle outstanding payroll tax liabilities and release liens associated with payroll taxes from 1996 through 1999. The offer is due to be paid in January 2002. The accrued payroll taxes have been adjusted in these financial statements to reflect this settlement. This remains unpaid.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     a.  Exhibits                    b.  Reports on Form 8-k
         None                            None

Signatures    Pursuant to the requirements of the Securities and Exchange Act of
----------
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MEDPLUS CORPORATION

Date:  October 28, 2002                          \By\Tim C. DeHerrera
                                                 --------------------
                                                 Tim C. DeHerrera / Director