Form 10QSB
period 2002-12-31
MEDPLUS CORP
filed 2003-02-25
CIK 812805

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the quarterly period ended               December 31, 2002
                               -------------------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period  from                         to
                                -----------------------    ---------------------

Commission file number                         0-16286
                       ---------------------------------------------------------

                              MEDPLUS CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Delaware                                       95-4082020
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer identification number)
 incorporation or organization)


6302     Mesedge Drive, Colorado Springs,  Colorado                80919
---------------------------------------------------                -----
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
  Class                                        Outstanding at December 31, 2002
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
--------------------------------------------------------------------------------

                               MEDPLUS CORPORATION

                              REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


PART I                                                  PAGE NUMBER
------                                                  -----------

ITEM 1.-FINANCIAL INFORMATION

        Balance Sheets at December 31, 2002 . . . . . . . . . . 3

        Statements of Operations for the
          Nine Months Ended December 31, 2002
          and December 31, 2001 and for Three
          Months Ended December 31, 2002
          and December 31, 2001 . . . . . . . . . . . . . . . . 4

        Statements of Cash Flows for the
          Nine Months Ended December 31, 2002
          and December 31, 2001 . . . . . . . . . . . . . . . . 4

        Notes to Financial Statements. . . . . . . . . . . . .  5

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS . . . . . . . . . . . . . . . . . . . .6

PART II
-------

              Other Information . . . . . . . . . . . . . . . . 6

              Signature Page . . . . . . . . . . . . . . . . .  6

                                     PART I
                          ITEM 1. FINANCIAL INFORMATION
                              MEDPLUS CORPORATION

BALANCE SHEETS

ASSETS                                                December, 2002
                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                            $         3,977
Note receivable                                               35,000
                                                     ----------------

Total current assets                                          38,977
                                                     ----------------

PROPERTY:
Office Equipment                                                   0
Furniture and Fixtures                                             0
                                                     ----------------

Total                                                              0
Less accumulated depreciation                                      0
                                                     ----------------

TOTAL ASSETS                                         $        38,977
                                                     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses                                     $       319,085
Notes payable -Related parties                               116,741
Accrued Payroll Taxes                                         94,500
Shareholder Loans                                             21,429
                                                     ----------------

Total liabilities                                            551,755
                                                     ----------------


SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
authorized 2,000,000 shares; no shares outstanding
Common stock, $.001 par value;
  authorized, 100,000,000 shares;
  32,338,958 issued and outstanding                           32,339
Additional paid in capital                                10,673,147
Accumulated deficit                                      (11,218,264)
                                                     ----------------

Net shareholders' equity (deficit)                          (512,778)
                                                     ----------------

TOTAL                                                $        38,977
                                                     ================

                 See accompanying notes to financial statements

                              MEDPLUS CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                    Three Month Period          Nine Month Period
                                    Ended December 31,          Ended December 31,
                                 -------------------------  -------------------------
                                    2001          2002         2001          2002
                                 -----------  ------------  -----------  ------------
REVENUES:                        $         0  $          0  $         0  $         0
--------

EXPENSES:
---------
Contract Services                $         0  $    187,850  $         0  $   189,850
Other Expenses                             0        29,320            0       34,070
Professional Fees                          0         1,500            0        2,197
Total expenses                             0  $    218,670            0      226,117

Loss from Operations             $            $   (218,670)           0  $   (226,117)

OTHER INCOME (Expenses)
-----------------------
Debt Forgiveness                                                         $   118,670

Net Income/loss from operation             0  $  (218,670)            0  $  (107,447)

Loss  / Income Per Share             nil           nil           nil          nil
                                  ==========    ==========   ==========    ==========
Weighted average number of
  common shares outstanding       21,904,000    30,713,958   21,904,000    30,713,958

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine Month Period
                                                      Ended December 31,
                                                      ------------------
                                                       2001         2002
                                                   ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                  $         0   $ (107,447)
Changes in operating assets and liabilities
  Other Current Assets                                 (50,000)
  Accounts payable                                    (103,962)      86,530
  Other Liabilities                                                   8,394
                                                                 -----------
  Total Adjustments                                   (153,962)      94,924
                                                                 -----------
Net cash provided (used) by operating activities   $  (153,962)  $  (12,523)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed Assets                                               -            -
Net cash provided (used) by investing activities             -            -
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note Payable - Related Party
  Note Payable                                                       16,500
  Stock Issued for Debt Reduction                      154,480
Net Cash Provided for financing activities             154,480       16,500
Increase (decrease) in cash                                518        3,977
Cash  beginning of period                                    0            -

Cash at end of period                              $       518   $    3,977
                                                   ===========   ===========


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

2.   BASIS  OF PRESENTATION  The accompanying unaudited consolidated financial
     ----------------------
     statements of MEDPLUS CORPORATION contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the financial position of the Company as of the periods ended December 31, 2001 and December 31, 2002, and the results of operations and its cash flows for the three and nine month periods ended December 31, 2001 and December 31, 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the registrant believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.
     Income  Taxes  Deferred  income  taxes  arise  from  temporary  differences
     -------------
     resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes
     As of March 31, 2002, the Company has net operating loss carryforwards of approximately $8,632,000 which started expiring in fiscal year 2000. As of March 31, 2002, the Company has recorded a valuation allowance to reduce existing deferred tax assets since the assets are not likely to be realized.
3.   COMPUTATION OF NET LOSS PER SHARE  Net loss per share is computed by
     ---------------------------------
     dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants are not included because their effect would be antidilutive.
4.   NOTES  PAYABLE  TO RELATED PARTIES  Notes  payable  to related parties, all
     ----------------------------------
     of which are considered to be current liabilities by their terms or due to default, consist of the following at December 31, 2002:

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
                                                                         $21,429
                                                       Total            $138,170

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2002 the Company had working capital of ($512,778) compared to working capital of ($446,831) at March 31, 2002. The decrease of working capital primarily due to increase in accounts payable The Company's current liabilities are higher than its assets due primarily to borrowings in the form of promissory notes from shareholders of the Company and related parties along with and increase in accrued payables and expenses.

The Company's liquidity position is severely strained. Liquidity needs are currently being met from short-term borrowing in the form of promissory notes. Because the Company has not achieved positive cash flow from its operating activities, the company ceased normal operations in May 1998. The Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes the Company needs approximately $ 250,000 in equity or debt financing in order to sustain operations for the next twelve months following the period ended December 31, 2002. On December 1, 2002 the Company agreed to the terms and conditions of a $2,000,000 Installment Financing over a thirty-six month period arranged by Hyland Capital Advisors. The general terms of the financing call for a monthly equity investment in the company at a price of $0.20 (twenty cents) per share, subject to certain market and pricing conditions. Each monthly installment will be determined by market activity and pricing levels with a minimum monthly installment to be $20,000.00. The commencement of the installments is subject to a registration statement being filed and declared effective with the Securities and Exchange Commission and upon the completion of the formal documentation. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations.

RESULTS  OF  OPERATIONS
-----------------------

There was no revenue derived from the sale of products from the Company for the three month period ended December 31, 2002 or for the three month period ended December 31, 2001. This attributable to the decline in patient financing with no employees to support the financing activities.
There were no General and Administrative expenses for operations for the nine month period ended December 31, 2002. There were no Sales and Marketing expenses for operations for the nine-month period ended December 31, 2002

PART II     OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS                                        None
        -----------------

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

On December 6, 2002 the company executed an Agreement and Plan of Exchange for the acquisition of Alternative Finance Advisors Inc. (AFA). The Agreement is subject to a number of conditions. The Company anticipates it will proceed once all conditions are met. AFA is a privately held corporation based in Newport Beach California, with offices in Colorado Springs, CO and Ft. Worth, TX. AFA specializes in the patient finance industry by offering financing for the self-pay portion of medical bills in hospitals and clinics. There can be no assurance that all the conditions will be met and the Company will be able to consummate the transaction.

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

                                                MEDPLUS CORPORATION

Date:  February 24, 2003                        \By\Tim C. DeHerrera
                                                --------------------
                                                Tim C. DeHerrera / Director