Form 10KSB
period 2003-03-31
MEDPLUS CORP
filed 2003-05-27
CIK 812805

Securities and Exchange Commission
                                Washington, D.C.
                                      20549


                                  Form 10-KSB


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended                         Commission file number
      March 31, 2003                                   0-16286


                               MEDPLUS CORPORATION
             (Exact name of Registrant as specified in its charter)

               Delaware                                   95-4082020
----------------------------------------------        -------------------
(State of other jurisdiction of identification       (IRS Employer number)
       incorporation or organization)

54 Broad Street, Suite 200B,
Red Bank, NJ,                                             07701
----------------------------------------                --------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number,
     including area code:                                (732) 212-1133
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

The aggregate market value of voting common stock held by non affiliates of the registrant was approximately $672,720 based on the last reported average bid and asked price of the common stock on the OTC Bulletin Board on May 4, 2003.


The number of shares outstanding of the issuer's common stock as of May 4, 2003:
45,079,228.

                               MEDPLUS CORPORATION

                                     PART I
ITEM 1.     BUSINESS
            --------

     MEDPLUS CORPORATION (the "Company") was initially incorporated as Vision Technology International in Delaware in December 1986 and changed its name to Medplus Corporation in 1992. The Company is a reporting, publicly traded company that trades on the OTC Bulletin Board under the symbol MDPL. In late 1992, the Company's primary business was patient financing through the Company's acquisition of Patient Plus, Lincoln Professional Services Corporation and Financial Health Network. In May 1998, the Company drastically reduced operating its' patient finance operations and went into a minimum business operation mode seeking additional business opportunities. During fiscal year 2003, Medplus relocated its headquarters from Colorado Springs, Colorado to an office in Red Bank, New Jersey.

     As a subsequent event On April 20, 2003, the Company's Board of Directors voted to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. The decision to become a Business Development Company was made primarily to better reflect the Company's anticipated future business and developing relationships. The Company does not intend to focus its investments in any one industry; but intends to carefully screen any and all candidates that appear to have superior investment opportunities.

     Accordingly the Company is now a Business Development Company that has elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. A Business Development Company is an investment company designed to assist eligible portfolio companies with capital formation. Business development companies are required to offer, and many times do offer, to accompany their investments with substantial and continuing management advice.

     The Company may not elect to withdraw its election to be regulated as Business Development Company without a vote of the holders of a majority of the outstanding voting securities. The Company may, but is not required, to take a controlling position in its investment companies. The Company's policy with respect to any assets that are not required to be invested ineligible portfolio companies or other companies qualifying under Section 55 of the Investment Company Act of 1940, as well as with respect to investing as part of a group, is to be left to the discretion of the Board of Directors. The Company will offer managerial assistance to each of its portfolio companies and reserves the right to be compensated by the portfolio companies at market rates for such services and possible equity ownership for such services.

Employees
---------
     At March 31, 2003, the Company had 1 part-time employee.

ITEM 2. PROPERTY
        --------

     The Company leases its office facilities in Red Bank under a month-to-month lease agreement. The office space is fully utilized and management believes it to be suitable and adequate for it's reasonably foreseeable till expansion is necessary.

ITEM 3. LEGAL  PROCEEDINGS
        ------------------

     NONE

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
        -----------------------------------------------------------

     NONE

                                     PART II

ITEM 5. MARKET  FOR  COMPANY'S  COMMON  EQUITY  AND
        -------------------------------------------
        RELATED  STOCKHOLDER  MATTERS
        -----------------------------

     The Company's common Stock is traded on the OTC Bulletin Board under the symbol MDPL. The high and low bid prices set forth through March 31, 2003 by fiscal quarter on the following table:

Bid                                   High Bid   Low Bid
---                                   --------   -------
1st quarter ended June 30, 2001       $     .04  $    .03
2nd quarter ended September 30, 2001        .04       .02
3rd quarter ended December 31, 2001         .01       .01
4th quarter ended March 31, 2002            .04       .02

1st quarter ended June 30, 2002       $     .03  $    .02
2nd quarter ended September 30, 2002        .02       .01
3rd quarter ended December 31, 2002         .03       .03
4th quarter ended March 31, 2003            .02       .01

     The Company has not declared any cash dividends on its common stock in the past two years and has no present intention to pay cash dividends in the foreseeable future.

     The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. On May 4, 2003, the closing price of the Company's common stock on the OTC Bulletin Board was $.03 bid and $.01 asked. As of May 4, 2001 and to the best of the Company's knowledge, there were approximately 1300 holders of its common stock, however the Company believes that there are over 150 holders of its common stock held in "street name" by brokers and clearing houses.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
     The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The selected consolidated financial data for the two fiscal years ended March 31, 2003 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                 Year Ended March 31,
                                   2002        2003
                                ----------  ----------
Revenues                        $     -0-   $     -0-
Income/Loss From
Operations                        165,100    (403,975)
Net Income/Loss From
Operations                        165,100    (132,761)
Income/Loss Per Share From
Operations                            nil         nil

                                  Year Ended March 31,
                                   2002        2003
                                ----------  ----------

Total Assets                    $     -0-   $       0
Total Liabilities                 446,831      96,500
Working Capital                  (446,831)    (96,500)
Long Term Debt/ Leases                  0           0
Stockholders' Equity (deficit)   (446,831)    (96,500)

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

     At March 31, 2003, the Company had working capital of ($96,500) compared to working capital of ($446,831) at March 31, 2002. The increase in working capital is primarily due to the Company's debt conversion to common stock for the twelve months ending March 31, 2003 and as a subsequent event ending May 4 2003. The Company's current liabilities are higher than its assets due to debt obligation to the Internal Revenue Service. The Company intends to pay these liabilities out of future financing and/or operations.

     The Company's liquidity needs are currently being met from the proceeds of various debt financing as a subsequent event. The Company's ability to continue operations is dependent upon the Company's ability to raise additional equity and/or debt financing. Management is continuing its efforts to raise equity financing in order to meet its long-term and short-term liquidity needs. There can be no assurance that the Company will be able to consummate any transaction and/or raise the additional financing necessary for continuing operations. Results of Operations
-----------------------
Revenue
-------
     There was no Revenue derived from the Company's operations for the fiscal years ended March 31, 2003 or for the fiscal year 2002.
Other  Operating  Expenses
--------------------------
     The company had no other operating expenses other than as set forth in its financial statements in order to have the company continue its public status.

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

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
        ------------------------------------------------------
        ACCOUNTING  AND  FINANCIAL  DISCLOSURE
        --------------------------------------

             NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         --------------------------------
     The following table sets forth the names, ages and positions of the directors and executive officers of the Company.

      Name           Age             Position
      ----           ---             --------
Tim C. DeHerrera     44          President, CEO, Director
P. James Voloshin    61          Director

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

As a subsequent event the company had a change of control effective April 16, 2003, management transferred control in share ownership to Lloyd Madison Capital Holdings, Inc. The results of a subsequent Board meeting were as follows: Brian Zucker, CPA, was appointed President and a Director of the company; Tim DeHerrera remained as Director and is now Secretary / Treasurer; and Lee
Reingold,  Leon  Golden  and  John  Leo  were  appointed  Directors.

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------
     None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 2003. The following tables set forth the compensation received by the Company's Chief Executive Officer for services rendered during the last two fiscal years ended March 31, 2003.

                   Capacity in                    Annual Compensation
                   ------------                  --------------------
Individual         which served   Fiscal Year    Salary  Bonus  Other
-----------------  ------------  --------------  ------  -----  -----
Tim C. DeHerrera    President    March 31, 2002   none   None   None
Tim C. DeHerrera    President    March 31, 2003   none   None   None

                   Capacity in                    Annual Compensation
                   ------------                  --------------------
Individual         which served   Fiscal Year    Salary  Bonus  Other
-----------------  ------------  --------------  ------  -----  -----
P. James Voloshin   Secretary    March 31, 2002   none   None   None
P. James Voloshin   Secretary    March 31, 2003   none   None   None

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
     The following table sets forth information as of March 31, 2003 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

                              Shares of Common    Percentage of Shares
Name of Beneficial           Stock Beneficially      of Common Stock
      Owner                      Owned   (1)       Beneficially owned
---------------------------  -------------------  ---------------------
Tim C. DeHerrera  (2)                  2,596,733                  8.03%
(President/director)

P. James Voloshin  (2)                 3,489,972                 10.70%
(Officer/Director)

All Officers and Directors             6,086,705                 18.82%
As a group two people


1. The address of Messrs. T.C. DeHerrera, and P. James Voloshin is MEDPLUS CORPORATION, P.O. Box 694, Colorado Springs, Colorado, 80903.

On March 31, 2003 there were 32,338,958 common shares outstanding. As a subsequent event on or before May 4, 2003 12,106,500 shares were issue for debt conversion and debt payment that are reflected in the financial statements contained herein. Additional disclosure will be filed shortly herewith in the company's proxy statement and other regulatory filings.

                                     PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
          None in fiscal year 2003. As a subsequent event equity was issued for various debt conversions. Such transactions will be detailed in the Companies' proxy statement to be filed.

ITEM 14.  (a)  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               ---------------------------------------
               1. Financial Statements



                    The  following  consolidated  financial  statements  of
               MEDPLUS  CORPORATION  are  included  in  part  II,  Item  8.

                    Consolidated  financial statements for the fiscal years
               ended  March  31,  2003  and  March  31,  2002.


                                                         Page

            Report of independent accountants . . . . .  F-1
            Balance Sheet at March 31, 2003 . . . . . .  F-2
            Statement of operations for the years
                ended March 31, 2003
                and March 31, 2002. . . . . . . . . . .  F-3
            Statement of stockholders' deficiency for
                the years ended March 31, 2003
                and March 31, 2002. . . . . . . . . . .  F-4
            Statement of cash flows for the years
                ended March 31, 2003
                and March 31, 2002. . . . . . . . . . .  F-5
            Notes to financial statements . . . . . . .  F-6

            (b)  REPORTS  ON  FORM  8-K
                 ----------------------

            None
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MEDPLUS CORPORATION


Date:     May 12, 2003                     \By\ Tim C. DeHerrera
                                           ---------------------
                                           Tim C. DeHerrera
                                           Chief Executive Officer

Date:     May 12, 2003                     \By\ James Voloshin
                                           -------------------
                                           James Voloshin
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                         Date
     ---------                   -----                         ----

\By\ Tim C. DeHerrera          President;                  May 12, 2003
---------------------          Director
Tim C. DeHerrera

\By\ James Voloshin            Secretary, Treasurer        May 12, 2003
-------------------            Director
James Voloshin

        CERTIFICATION OF TIM DEHERRERA AS PRESIDENT AND CHIEF EXECUTIVE
                              OFFICER PURSUANT TO
                      SECURITIES EXCHANGE ACT RULE 13A-14

I,  Tim  DeHerrera,  certify  that:
          1. I have reviewed this annual report on Form 10-KSB of Medplus Corporation.;
          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and (15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
          5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
          6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    Date: May 12, 2003
                    /s/ Tim DeHerrera
                    Tim DeHerrera
                    President and Chief Executive Officer

        CERTIFICATION OF JAMES VOLOSHIN AS DIRECTOR AND CHIEF FINANCIAL
                              OFFICER PURSUANT TO
                      SECURITIES EXCHANGE ACT RULE 13A-14

I, James Voloshin, certify that:
          1. I have reviewed this annual report on Form 10-KSB of Medplus Corporation.;
          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and (15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
          5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
          6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    Date: May 12, 2003
                    /s/ James Voloshin
                    James Voloshin
                    Director and Chief Financial Officer

MARCH 31, 2003
                   CERTIFICATION BY TIM DEHERRERA PURSUANT TO
18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002
The undersigned, President and Chief Executive Officer of Medplus Corporation, (the "Company"), hereby certify, to the best of my knowledge, that the Form 10-KSB of the Company for the year ended March 31, 2003 (the "Annual Report") accompanying this certification fully complies with the requirements of the
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the
Sarbanes-Oxley Act and is not intended to be used for any other purpose. /s/ Tim DeHerrera
Tim DeHerrera
President and Chief Executive Officer
Dated: May 12, 2003

MARCH 31, 2003
                   CERTIFICATION BY JAMES VOLOSHIN PURSUANT TO
18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002
The undersigned, Director and Chief Financial Officer of Medplus Corporation, (the "Company"), hereby certify, to the best of my knowledge, that the Form 10-KSB of the Company for the year ended March 31, 2003 (the "Annual Report") accompanying this certification fully complies with the requirements of the
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is incorporated solely for purposes of complying with the provisions of Section 906 of the
Sarbanes-Oxley Act and is not intended to be used for any other purpose. /s/ James Voloshin
James Voloshin
Director Chief Financial Officer
Dated: May 12, 2003

CLYDE BAILEY P.C.
________________________________________________________________________________
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                                        10924 VANCE JACKSON #404
                                                        SAN ANTONIO, TEXAS 78230
                                                            (210) 699-1287(OFC.)
                                           (888) 699-1287 * (210) 691-2911 (FAX)
                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

Board of Directors
Med Plus Corp

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of Med Plus Corp ("Company") as of March 31, 2003 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for the period for the year ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.



                                Clyde Bailey P.C.

San Antonio, Texas
May 2, 2003

                                  Med Plus Corp
                                  Balance Sheet

                                  March 31,2003


                                  A S S E T S
                                  -----------

Current Assets                                       $          -
--------------
    Cash
      Accounts
      Other Current Assets
                                                     -------------
          Total Current Assets                                  -

Fixed Assets
------------
    Equipment
    Furniture & Fixtures
    Leasehold Improvements
                                                     -------------

    Less: Accumulated Depreciation
                                                     -------------

    Total Fixed Assets                                          -

    Total Assets                                     $          -
                                                     =============




                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
    Accrued Expenses                                 $      2,000
    Accrued Payroll Taxes                                  94,500
                                                     -------------

    Total Current Liabilities                              96,500

    Total Liabilities                                      96,500

Commitments and Contingencies


                      S T O C K H O L D E R S' E Q U I T Y
                      ------------------------------------
Preferred Stock                                             2,000
    20,000,000 authorized shares, par value $.001
    2,000,000 shares issued and outstanding
Common Stock                                               45,079
    100,000,000 authorized shares, par value $.001
    45,079,228 shares issued and outstanding
Additional Paid-in-Capital                             11,101,999
Retained Earnings                                     (11,243,578)
                                                     -------------
    Total Stockholders' Equity (Deficit)                  (96,500)
    Total Liabilities and Stockholders' Equity       $          -
                                                     =============

      The accompanying notes are integral part of the Financial Statements.

                                  MED PLUS CORP
                             STATEMENT OF OPERATIONS


                                              ==========================
                                                  FOR THE YEARS ENDED
                                                       MARCH 31
                                                  2003          2002
                                              ==========================
REVENUES:
---------
Revenues                                                -             -
                                              ------------  ------------

    Total Revenues                            $         -   $         -

EXPENSES:
---------
Professional Fees                                   5,500        11,107
Contract Services                                 391,888             -
Other Expenses                                      6,587         1,928
                                              ------------  ------------

    Total Expenses                                403,975        13,035

Loss from Operations                          $  (403,975)  $   (13,035)

OTHER INCOME AND (EXPENSES)
---------------------------
Debt Forgiveness                                  271,214       178,135
                                              ------------  ------------

    Total Other Income and (Expenses)             271,214       178,135

                                              ------------  ------------
          Net Income (Loss)                   $  (132,761)  $   165,100
                                              ============  ============


Basic and Diluted Earnings Per Common Share         (0.00)         0.01
                                              ------------  ------------

Weighted Average number of Common Shares       31,283,348    22,669,093
  used in per share calculations              ============  ============


      The accompanying notes are integral part of the Financial Statements.

                                                      MED PLUS CORP
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                  AS OF MARCH 31, 2003


                                                                   Common    Preferred
                                                                   Stock       Stock
                                            Common    Preferred    $0.001      $0.001      Paid-In      Retained
                                            Shares     Shared    Par Value   Par Value     Capital      Earnings
                                          ----------------------------------------------------------  -------------
  Balance, March 31, 2001                 19,499,228          -  $   19,499  $        -  $10,414,310  $(11,275,917)


   Stock Issued                              100,000                    100                    2,400

   Stock Issued for Debt Reduction         6,239,730                  6,240                  221,437

   Net Income  (Loss)                                                                                      165,100
                                          ----------------------------------------------------------  -------------

   Balance, March 31, 2002                25,838,958          -      25,839               10,638,147   (11,110,817)
                                          ==========================================================  =============

   Stock Issued for Services               7,133,770                  7,134                   64,204

   Stock Issued for Consulting Services    5,250,000                  5,250                   85,050

   Stock Issued for Debt Reduction         6,856,500                  6,857                  111,399

   Stock Issued for Debt Reduction                    2,000,000                   2,000      203,200

   Net Income  (Loss)                                                                                     (132,761)
                                          ----------------------------------------------------------  -------------

   Balance, March 31, 2003                45,079,228  2,000,000      45,079       2,000   11,101,999   (11,243,578)
                                          ==========================================================  =============



                                           Stockholders'
                                              Equity
                                          ---------------
  Balance, March 31, 2001                 $     (842,108)


    Stock Issued                                   2,500

   Stock Issued for Debt Reduction               227,677

   Net Income  (Loss)                            165,100
                                          ---------------

   Balance, March 31, 2002                      (446,831)
                                          ===============

   Stock Issued for Services                      71,338

   Stock Issued for Consulting Services           90,300

   Stock Issued for Debt Reduction               118,255

   Stock Issued for Debt Reduction               205,200

   Net Income  (Loss)                           (132,761)
                                          ---------------

   Balance, March 31, 2003                       (96,500)
                                          ===============

      The accompanying notes are integral part of the Financial Statements.

                                  MED PLUS CORP
                            STATEMENT OF CASH FLOWS


                                                   ======================
                                                     FOR THE YEARS ENDED
                                                          MARCH 31
                                                      2003        2002
                                                   ==========  ==========
Cash Flows from Operating Activities:
-------------------------------------
    Net Income (Loss)                              $(132,761)  $ 165,100
    Changes in operating assets and liabilities:
        Stock Issued for Services                    366,838           -
        Accounts Payable                            (259,077)   (178,135)
        Other Liabilities                                  -       7,500
                                                   ----------  ----------
        Total Adjustments                            107,761    (170,635)
                                                   ----------  ----------

Net Cash Used in Operating Activities              $ (25,000)  $  (5,535)

Cash Flows from Investing Activities:

    Fixed Assets                                           -           -
                                                   ----------  ----------

Net Cash Used in Investing Activities              $       -   $       -
                                                   ----------  ----------

Cash Flows from Financing Activities:

    Shareholder Loans                                 25,000       3,035
    Stock Issued                                           -       2,500
                                                   ----------  ----------

Net Cash Provided for Financing Activities         $  25,000   $   5,535
                                                   ----------  ----------

Net Increase (Decrease) in Cash                    $       -   $       -

Cash Balance,  Begin Period                                -           -
                                                   ----------  ----------

Cash Balance,  End Period                          $       -   $       -
                                                   ==========  ==========

Supplemental Disclosures:
    Cash Paid for interest                                 -           -
    Cash Paid for income taxes                             -           -

      The accompanying notes are integral part of the Financial Statements.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   GENERAL  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     GENERAL -- Medplus Corporation and Subsidiaries (the "Company") operates in the health care financing industry. It has developed its private label health care credit card, among other products, for health care patients use in funding the self-pay portion of their health care expenditures. The Company utilizes outside lenders to provide the financing for its products. The Company was incorporated in the State of Delaware in December 1986. The company has a total of 120,000,000 authorized shares with a par value of $.001 per share with 20,000,000 shares designated as preferred shares and the balance as common shares. The Company has 45,079,228 common shares issued and outstanding as of March 31, 2003 and 2,000,000 preferred shares issued as of March 31, 2003.

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

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



RECENT  ACCOUNTING  DEVELOPMENTS:

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".
SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   NOTES  PAYABLE  TO  RELATED  PARTIES

All of the notes payable to related parties have been either settled for stock or written off as of March 31, 2003. A balance of $63,000 has been written off due to the fact that no contact has been received from the individual in over four years.

3.   OPERATING  LEASE

The Company leases office space from an affiliate of one of its shareholders on a month-to-month basis

4.  ACCOUNTS  PAYABLE

The remaining balance in Accounts Payable contains payable that were outstanding since March 31, 1998. The Company believes that the vendors have written the balances off their books, and has determined to write off the outstanding balance in accounts payable to debt forgiveness in the statement of operations in the amount of $208,214.


5.   COMMON  STOCK

The Company issued common stock to settle certain debt to related parties and to settle accrued salaries. The details are as follows:

In July of 2002, the Company issued 7,133,770 shares of its common stock to settle $71,338 in services to the Company. The common stock was valued at $.01 per share.

The Company issued 6,856,500 shares of its common stock to settle $118,255 in Accrued Expenses and Notes Payable Related Parties to officers, directors employees of the Company that was not paid. The common stock was valued at $.02 per share.

The Company also issued 5,250,000 shares of its common stock to a law firm to settle an outstanding payable and consulting services in a pending merger.

During the year ending March 31, 2002, the Company issued common stock to settle debts owed to related parties. The details are as follows:

On May 21, 2001, the Company issued 1,239,730 restricted shares of common stock to settle $120,177 in related party debts.

On February 12, 2002, the Company issued 5,000,000 shares of unrestricted common stock to settle $100,000 in related party debts.

6.  PREFERRED  STOCK

The Company issued 2,000,000 shares of its preferred stock to its directors to settle future salary and consulting contracts. The preferred stock was recorded at $205,200. Although the preferred shares were issued April 4, 2003, they are being recorded in these financial statements so as to make these financial statements show the proper reflection of the Company's position.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   INCOME  TAXES

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes

As of March 31, 2003, the Company has net operating loss carryforwards of approximately $8,764,761 which expire beginning in fiscal year 2020. As of March 31, 2003, the Company has recorded a valuation allowance to reduce existing deferred tax assets since the assets are not likely to be realized.

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

9. OFFER AND COMPRIMISE ACCEPTED - On August 7, 2001, the Internal Revenue Service accepted an offer of $ 94,500 to settle outstanding payroll tax liabilities and release liens associated with payroll taxes from 1996 through 1999. The offer was due to be paid in January 2002. The accrued payroll taxes have been adjusted in these financial statements to reflect this settlement.

10.  SUBSEQUENT  EVENT

There were no subsequent events that have occurred since the balance sheet date that warrant disclosure in these financial statements.