Form 10QSB
period 2003-06-30
MEDPLUS CORP
filed 2003-08-13
CIK 812805

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended June 30, 2003

                         Commission File Number 0-16286

                               MEDPLUS CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                   95-4082020
     (State or other jurisdiction of                  (I.R.S. Employer
     Incorporation  or  Organization)              Identification  Number)

                           54 BROAD STREET, SUITE 200B
                               RED BANK, NJ  07701
                    (Address of principal executive offices)

                                 (732) 212-1133
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          If changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes [X]   No [  ]

As of August 12, there were 39,447,178 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

FORWARD  LOOKING  STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

                               MEDPLUS CORPORATION

                              REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



PART I                                                            PAGE NUMBER
------                                                            -----------
ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    Balance Sheet as of June 30, 2003 (Unaudited). . . . . . . . . .   3

    Statements of Operations for the Three Months ended
    June 30, 2003 and 2002 with Cumulative Totals Since
    April 1, 2003 (Unaudited). . . . . . . . . . . . . . . . . . . .   4

    Statements of Cash Flows for the Three Months ended
    June 30, 2003 and 2002 with Cumulative Totals Since
    April 1, 2003 (Unaudited). . . . . . . . . . . . . . . . . . . .   5

    Notes to Condensed Consolidated Financial Statements . . . . . .   6

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .  11

PART II
-------

             Other Information . . . . . . . . . . . . . . . . . . .  12

             Signature Page. . . . . . . . . . . . . . . . . . . . .  13

              PART I - ITEM 1. MEDPLUS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                  (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
Cash in bank                                                  $   4,459
                                                              ----------

TOTAL ASSETS                                                      4,459
                                                              ----------

                      LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                            $  96,500
                                                              ----------

        TOTAL CURRENT LIABILITIES                             $  96,500
                                                              ----------

SHAREHOLDERS' DEFICIT
Preferred stock - 2,000,000 shares authorized,
    par value $.001, 2,000,000 shares issued and outstanding      2,000
Common stock -
    authorized, 100,000,000 shares authorized,
    par value $.001, 47,611,008 issued and outstanding           47,611
Additional paid in capital                                       47,468
Deficit accumulated in the development stage                   (189,120)
                                                              ----------

    TOTAL STOCKHOLDERS' DEFICIT                                 (92,041)
                                                              ----------

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                    $   4,459
                                                              ==========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 20, 2003 AND 2002
                   WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003


                                                               CUMULATIVE
                                                              TOTALS SINCE
                                                              APRIL 1, 2003
                                     2003           2002      (SEE NOTE 1)
                                ---------------  -----------  -------------
REVENUES                        $            -   $         -  $          -
                                ---------------  -----------  -------------

OPERATING EXPENSES
Compensation                            12,000             -        12,000
Professional fees                       21,500             -        21,500
Other                                   12,041             -        12,041
                                ---------------               -------------
      TOTAL OPERATING EXPENSES  $       45,541             -  $     45,541
                                ---------------               -------------

NET LOSS                        $      (45,541)  $         -  $    (45,541)
                                ---------------  -----------  -------------


BASIC AND DILUTED LOSS
   PER SHARE

Loss Per Share From Operations  $       (0.001)  $         -  $          -
                                ===============  ===========  =============

Weighted average number of
  common shares outstanding         37,447,178    22,669,093


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             MEDPLUS CORPORATION AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 20, 2003 AND 2002
                          WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003


                                                                                   CUMULATIVE
                                                                                  TOTALS SINCE
                                                                                 APRIL 1, 2003
                                                          2003          2002     (SEE NOTE 1)
                                                     ---------------  ---------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                           $      (45,541)  $       -  $    (45,541)
                                                     ---------------  ---------  -------------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED IN OPERATING ACTIVITIES:
CHANGES IN LIABILITIES:
  Accounts payable and accrued expenses                           -           -             -
      TOTAL ADJUSTMENTS                                           -           -             -
      NET CASH USED IN OPERATING ACTIVITIES                 (45,541)          -       (45,542)


CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                  50,000           -        50,000
         NET CASH PROVIDED BY  FINANCING ACTIVITIES          50,000           -        50,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                     4,459           -         4,459

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   -           -             -

CASH AND CASH EQUIVALENTS - END OF PERIOD            $        4,459   $       -  $      4,459
                                                     ===============  =========  =============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



NOTE  1-  ORGANIZATION
          ------------

          The Company was incorporated in the State of Delaware in December 1986 as Vision Technology International. They changed their name in 1992 to Medplus Corporation. The Company had operated in the health care financing industry. The Company ceased all operations in 1998 and has little or no viable operations since that date.

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

          Accordingly, the Company is now a Business Development Company that has elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. A Business Development Company is an investment company designed to assist eligible portfolio companies with capital formation.

          With this new designation, the Company has decided to offset their existing additional paid-in capital to the deficits that had accumulated since inception (December 1986). The net result was that the deficits accumulated in the development stage was left with a balance of $143,579.

NOTE 2-   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          DEVELOPMENT  STAGE  COMPANY
          ---------------------------

          Medplus Corporation is a development stage company. The Company devotes substantially all of its efforts to seek, investigate and, if warranted, invest in other companies.

          USE  OF  ESTIMATES
          ------------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                  (UNAUDITED)



NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------
          (CONTINUED)

          BASIS  OF  PRESENTATION
          -----------------------

          The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been inactive since 1998. These factors indicate that the Company will be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations.

          PRINCIPLES  OF  CONSOLIDATION
          -----------------------------

          The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Patient Plus Occupational Health Centers, Inc. and Lincoln Professional Services, Inc. All intercompany accounts and transactions have been eliminated. This is the last report that will contain the above mentioned subsidiaries as they have been abandoned.

          CASH  AND  CASH  EQUIVALENTS
          ----------------------------

          The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

          At June 30, 2003, the Company maintained cash and cash equivalent balances at one financial institution which is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------
          (CONTINUED)

          INCOME  TAXES
          -------------

          Deferred  income  taxes  are  reported  using  the  liability  method.
          Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
          ---------------------------------------

          The carrying amounts reported in the balance sheet for cash and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial statements.

          ADVERTISING  COSTS
          ------------------

          The Company's expenses the costs associated with advertising as incurred. There were no advertising costs for the three months ended June 30, 2003 and 2002, respectively.

          EARNINGS  (LOSS)  PER  SHARE  OF  COMMON  STOCK
          -----------------------------------------------

          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per shares (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------
          (CONTINUED)

          EARNINGS  (LOSS)  PER  SHARE  OF  COMMON  STOCK  (CONTINUED)
          ------------------------------------------------------------

          The following is a reconciliation of the computation for basic and diluted EPS:

                                             JUNE 30,     JUNE 30.
                                               2003         2002
                                           ------------  -----------
          Net loss                         $   (45,541)  $         -

          Weighted-average common shares
          Outstanding (Basic)               39,447,178    22,669,093

          Weighted-average common stock
          Equivalents
            Stock options
            Warrants

          Weighted-average common shares
          Outstanding (Diluted)             39,447,178    22,669,093


          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2003 and 2002 because inclusion would have been antidilutive. There were no options or warrants outstanding at June 30, 2003 and 2002, respectively.

          RECLASSIFICATIONS
          -----------------

          Certain reclassifications have been made to prior year captions in order to conform to current year presentation.

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



NOTE  3-  STOCKHOLDERS'  DEFICIT
          ----------------------

          The Company issued 2,531,780 shares of common stock to an investor for $50,000 on June 25, 2003. The Company issued the stock after rescinding a convertible debenture issued to the investor in May 2003.

NOTE  4-  PROVISION  FOR  INCOME  TAXES
          -----------------------------

          The Company did not provide for in come taxes in the three months ended June 30, 2003 and 2002. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

          At June 30, 2003 and 2002, the deferred tax assets consists of the following:

                                                      2003    2002
                                                    --------  -----
          Deferred taxes due to net operating loss
          carryforwards                             $ 6,900   $   -

          Less:  Valuation allowance                 (6,900)      -
                                                    --------  -----

          Net deferred tax asset                    $     -   $   -
                                                    ========  =====



NOTE  5-  SUBSEQUENT  EVENTS
          ------------------

          The Company on July 29, 2003 voted to change its name to Atlantis Business Development Corp. In addition, the Board of Directors voted to increase the common stock authorized of the Company to 200,000,000. Finally, the Company approved a 1 for 10 reverse stock split.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
-----------------------------------------------------
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At June 30, 2003 the Company had working capital of ($92,041) compared to working capital of ($96,500) at March 31, 2003. The working capital increased was due to the Company's financing activities as a result of the change in control and business direction during these periods. The Company's current liabilities are higher than its assets due primarily to the deferred tax liability.

The Company's liquidity position is severely strained. Liquidity needs are currently being met from short-term borrowing in the form of convertible promissory notes. On April 20, 2003, the Company's Board of Directors voted to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. The Company's ability to continue operations is dependent upon this business direction change and it's ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations.

RESULTS  OF  OPERATIONS
-----------------------

There was zero revenue derived from the Company for the three month period ended June 30, 2003. Similarly there was zero revenue for the three month period ended June 30, 2002.

There was $45,541 Operational Expenses for operations for the three month period ended June 30, 2003 compared to Zero operation expenses for the three month period ended June 30, 2002. This increase in operational expense is attributable to the company changing control and business direction thereby resuming business operations once again

There were no Sales and Marketing expenses for operations for the three month period ended June 30, 2003.

                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

          None

ITEM  2.  CHANGES  IN  SECURITIES
          -----------------------

          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          ----------------------------------

          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS
          -------------------------------------------------------------

At the Annual Meeting of shareholders held on July 29, 2003, pursuant to the Notice of Annual Meeting of Stockholders dated July 1, 2003, the following actions were taken:
     1. The Proposal to elect, Brian Zucker, Tim DeHerrera, Leon Reingold, Leon Golden and John Leo directors to hold office until the 2004 Annual Meeting of Stockholders and until their successors are elected and qualified was approved as follows:
               Brian Zucker, Tim DeHerrera, Leon Reingold, Leon Golden, John Leo
               - (23,852,365 shares in favor, 2,890 shares against; and no shares abstained).
     2. The proposal to appoint Bagell, Josephs & Company LLP as independent auditors for the Company for the fiscal year ending March 31, 2003 was approved (23,853,903 shares in favor: 551 shares against; and 801 abstained).
     3. The proposal to effect a 1 for 10 reverse stock split was approved (23,649,929 shares in favor: 204,808 shares against; and 518 abstained).
     4. The proposal to amend the bylaws to allow no less than 3, no more than 9 directors of the Company was approved (23,848,979 shares in favor:
          5,308  shares  against;  and  968  abstained).
     5. The proposal to change the fiscal year of the Company to a calendar year ending December 31was approved (23,743,903 shares in favor:
          110,968  shares  against;  and  384  abstained).
     6. The proposal to change the name of the company to reflect anticipated activities as a business development corporation to Atlantis Business Development Corporation was approved ( 23,851,439 shares in favor:
          3,275  shares  against;  and  551  abstained).
     7. The proposal to amend the Company's Certificate of Incorporation to change the authorized shares to 200,000,000 shares was approved (
          23,650,7330  shares  in  favor:  203,957  shares  against;  and  565 abstained).

No other matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits
          99-1 Statement  under  oath  of  principal  executive  officer.

          99-2 Statement  under  oath  of  principal  officer.


          (b)  Reports  on  Form  8-K
               None

Signatures
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDPLUS  CORPORATION


Date:  August  12, 2003                 By /s/ Brian  Zucker
                                        ----------------------
                                        Brian  Zucker
                                        President

Date:  August  12, 2003                 By /s/ Tim  DeHerrera
                                        ----------------------
                                        Tim  DeHerrera
                                        Treasurer

                               MEDPLUS CORPORATION
               ---------------------------------------------------
               CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

I  Brian  Zucker,  President,  certify  that:

(1) I have reviewed this quarterly report on form 10-Q of Medplus Corporation (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  August  12, 2003            By /s/  Brian  Zucker
                                   ---------------------
                                   Brian  Zucker
                                   President

                               MEDPLUS CORPORATION
               ---------------------------------------------------

               CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

I,  Tim  DeHerrera,  Treasurer,  certify  that:

(1) I have reviewed this quarterly report on form 10-Q of Medplus Corporation (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August  12,  2003                By /s/  Tim  DeHerrera
                                        ----------------------
                                        Tim  DeHerrera
                                        President

                            CERTIFICATION PURSUANT TO
                            -------------------------
18  U.S.C.  SECTION  1350,
AS  ADOPTED  PURSUANT  TO
SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Quarterly Report of Medplus Corporation (the "Company") on Form 10-Q for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Brian Zucker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:  /s/  Brian  Zucker
     Brian  Zucker
     President
     August  12,  2003


                            CERTIFICATION PURSUANT TO
                            -------------------------
18  U.S.C.  SECTION  1350,
AS  ADOPTED  PURSUANT  TO
SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002



In connection with the Quarterly Report of Medplus Corporation (the "Company") on Form 10-Q for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Tim DeHerrera, Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (4) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  Tim  DeHerrera
     Tim  DeHerrera
     Treasurer
     August  12,  2003