Form 10KSB/A
period 2003-03-31
MEDPLUS CORP
filed 2003-10-27
CIK 812805

Securities and Exchange Commission
                                Washington, D.C.
                                      20549



                                  Form 10-KSB/A



                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended                         Commission file number
      March 31, 2003                                     0-16286


                               MEDPLUS CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                        95-4082020
----------------------------------------------          ---------------------
(State of other jurisdiction of identification          (IRS Employer number)
  incorporation or organization)

54 Broad Street, Suite 200B,
Red Bank, NJ,                                                   07701
---------------------------------------                         -----
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number,
     including area code:                                  (732) 212-1133
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

ITEM 6.  SELECTED  FINANCIAL  DATA
         -------------------------


     The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The selected consolidated financial data (as amended) for the two fiscal years ended March 31, 2003 have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements (as amended) of the Company and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                 Year Ended March 31,
                                   2002        2003
                                ----------  ----------
Revenues                        $       0   $       0
Income/Loss From
Operations                        165,100    (403,975)
Net Income/Loss From
Operations                        165,100    (132,761)
Income/Loss Per Share From
Operations                            nil         nil

                                 Year Ended March 31,
                                     (as amended)
                                   2002        2003
                                ----------  ----------
Total Assets                    $       0   $       0
Total Liabilities                 446,831     299,700
Working Capital                  (446,831)   (299,700)
Long Term Debt/ Leases                  0           0
Stockholders' Equity (deficit)   (446,831)   (299,700)

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         ------------------------------------------------------
         CONDITION  AND  RESULTS  OF  OPERATIONS.  (as amended)
         ------------------------------------------------------

Liquidity  and  Capital  Resources
----------------------------------

     The Company has historically generated the funds necessary to meet its working capital needs through internally generated funds, through the private sale of common stock and the issuance of notes payable.


     At March 31, 2003, the Company had working capital of ($299,700) compared to working capital of ($446,831) at March 31, 2002. The increase in working capital is primarily due to the Company's debt conversion to common stock for the twelve months ending March 31, 2003 and as a subsequent event ending May 4 2003. The Company's current liabilities are higher than its assets due to debt obligation to the Internal Revenue Service and notes payable to related parties. The Company intends to pay these liabilities out of future financing and/or operations.


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

     This 10KSB/A includes amended Consolidated Financial Statements of Medplus Corporation for the fiscal year ended March 31, 2003 pursuant to an agreement to rescind and reverse certain transactions involving the issuance of Preferred Stock. These amendments specifically affect the Balance Sheet at March 31, 2003 and the Statement of Stockholder Deficiency for the year ended March 31, 2003.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
         ------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

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

                   Capacity in                   Annual Compensation
                   -----------                   -------------------
Individual         which served   Fiscal Year    Salary  Bonus  Other
-----------------  ------------  --------------  ------  -----  -----
Tim C. DeHerrera   President     March 31, 2002  none    None   None
Tim C. DeHerrera   President     March 31, 2003  none    None   None

                   Capacity in                   Annual Compensation
                   -----------                   -------------------
Individual         which served  Fiscal Year     Salary  Bonus  Other
-----------------  ------------  --------------  ------  -----  -----
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

               Consolidated financial statements for the fiscal years ended March 31, 2003 (as amended) and March 31, 2002.

                                                                            Page

          Report of independent accountants (as amended). . . . . . . . . .  F-1
          Balance Sheet at March 31, 2003 (as amended). . . . . . . . . . .  F-2
          Statement of operations for the years
               ended March 31, 2003
               and March 31, 2002 . . . . . . . . . . . . . . . . . . . . .  F-3
          Statement of stockholders' deficiency for
               the years ended March 31, 2003 (as amended)
               and March 31, 2002 . . . . . . . . . . . . . . . . . . . . .  F-4
          Statement of cash flows for the years
               ended March 31, 2003
               and March 31, 2002 . . . . . . . . . . . . . . . . . . . . .  F-5
          Notes to financial statements . . . . . . . . . . . . . . . . . .  F-6

          (b)  REPORTS ON FORM 8-K
               -------------------

          None

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




                                Clyde Bailey P.C.

San Antonio, Texas
May 2, 2003
September 24, 2003 (As Amended)

                                  Med Plus Corp
                                  Balance Sheet

                                 March 31, 2003


                                  A S S E T S
                                  -----------
Current Assets
--------------
    Cash                                             $          -
      Accounts Receivable
      Other Current Assets
                                                     -------------
        Total Current Assets                                    -

Fixed Assets
------------
    Equipment
    Furniture & Fixtures
    Leasehold Improvements
                                                     -------------

    Less: Accumulated Depreciation
                                                     -------------

    Total Fixed Assets                                          -

    Total Assets                                     $          -
                                                     =============


                              L I A B I L I T I E S
                              ---------------------

Current Liabilities
-------------------
    Accrued Expenses                                 $      2,000
    Notes Payable                                         203,200
    Accrued Payroll Taxes                                  94,500
                                                     -------------

    Total Current Liabilities                             299,700

    Total Liabilities                                     299,700

Comitments and Contingencies


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Preferred Stock                                                 -
    2,000,000 authorized shares, par value $.001
    no shares issued and outstanding
Common Stock                                               45,079
    100,000,000 authorized shares, par value $.001
    45,079,228 shares issued and outstanding
Additional Paid-in-Capital                             10,898,799
Retained Earnings                                     (11,243,578)
                                                     -------------

        Total Stockholders' Equity (Deficit)             (299,700)

        Total Liabilities and Stockholders' Equity   $          -
                                                     =============


        The accompanying notes are integral part of Financial Statements

                                  MED PLUS CORP
                             STATEMENT OF OPERATIONS


                                              ==========================
                                                  FOR THE YEARS ENDED
                                                       MARCH 31
                                                  2003          2002
                                              ==========================
REVENUES:
---------

Revenues                                                -             -
                                              ------------  ------------

          Total Revenues                      $         -   $         -


EXPENSES:
---------

Professional Fees                                   5,500        11,107
Contract Services                                 391,888             -
Other Expenses                                      6,587         1,928
                                              ------------  ------------

          Total Expenses                          403,975        13,035

Loss from Operations                          $  (403,975)  $   (13,035)

OTHER INCOME AND (EXPENSES)
---------------------------
Debt Forgiveness                                  271,214       178,135
                                              ------------  ------------

          Total Other Income and (Expenses)       271,214       178,135

                                              ------------  ------------
               Net Income (Loss)              $  (132,761)  $   165,100
                                              ============  ============


Basic and Diluted Earnings Per Common Share         (0.00)         0.01
                                              ------------  ------------

Weighted Average number of Common Shares       31,283,348    22,669,093
                                              ============  ============
    used in per share calculations


        The accompanying notes are integral part of Financial Statements

                                    MED PLUS CORP
                               STATEMENT OF CASH FLOWS


                                                   ======================
                                                    FOR THE YEARS ENDED
                                                          MARCH 31
                                                      2003        2002
                                                   ======================
Cash Flows from Operating Activities:
-------------------------------------

    Net Income (Loss)                              $(132,761)  $ 165,100
    Changes in operating assets and liabilities:
        Stock Issued for Services                    366,838           -
        Accounts Payable                            (259,077)   (178,135)
        Other Liabilities                                  -       7,500
                                                   ----------  ----------
        Total Adjustments                            107,761    (170,635)
                                                   ----------  ----------

Net Cash Used in Operating Activities              $ (25,000)  $  (5,535)

Cash Flows from Investing Activities:
-------------------------------------

    Fixed Assets                                           -           -
                                                   ----------  ----------

Net Cash Used in Investing Activities              $       -   $       -
                                                   ----------  ----------

Cash Flows from Financing Activities:
-------------------------------------

    Shareholder Loans                                 25,000       3,035
    Stock Issued                                           -       2,500
                                                   ----------  ----------
Net Cash Provided for Financing Activities         $  25,000   $   5,535
                                                   ----------  ----------

Net Increase (Decrease) in Cash                    $       -   $       -

Cash Balance,  Begin Period                                -           -
                                                   ----------  ----------
Cash Balance,  End Period                          $       -   $       -
                                                   ==========  ==========

Supplemental Disclosures:
    Cash Paid for interest                                 -           -
    Cash Paid for income taxes                             -           -


        The accompanying notes are integral part of Financial Statements

                                                           MED PLUS CORP
                                                STATEMENT OF  STOCKHOLDERS' EQUITY
                                                       AS OF MARCH 31, 2003


                                                                 Common    Preferred
                                                                 Stock       Stock
                                          Common    Preferred    $0.001      $0.001      Paid-In      Retained      Stockholders'
                                          Shares     Shared    Par Value   Par Value     Capital      Earnings         Equity
                                        ----------------------------------------------------------  -------------  ---------------
Balance, March 31, 2001                 19,499,228          -  $   19,499  $        -  $10,414,310  $(11,275,917)  $     (842,108)


Stock Issued                               100,000                    100                    2,400                          2,500

Stock Issued for Debt Reduction          6,239,730                  6,240                  221,437                        227,677

Net Income  (Loss)                                                                                       165,100          165,100
                                        ----------------------------------------------------------  -------------  ---------------
Balance, March 31, 2002                 25,838,958          -      25,839               10,638,147   (11,110,817)        (446,831)
                                        ==========================================================  =============  ===============

Stock Issued for Services                7,133,770                  7,134                   64,204                         71,338

Stock Issued for Consulting Services     5,250,000                  5,250                   85,050                         90,300

Stock Issued for Debt Reduction          6,856,500                  6,857                  111,399                        118,255

Net Income  (Loss)                                                                                      (132,761)        (132,761)
                                        ----------------------------------------------------------  -------------  ---------------
Balance, March 31, 2003                 45,079,228          -      45,079           -   10,898,799   (11,243,578)        (299,700)
                                        ==========================================================  =============  ===============


        The accompanying notes are integral part of Financial Statements

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL -- Medplus Corporation and Subsidiaries (the "Company") operates in the health care financing industry. It has developed its private label health care credit card, among other products, for health care patients use in funding the self-pay portion of their health care expenditures. The Company utilizes outside lenders to provide the financing for its products. The Company was incorporated in the State of Delaware in December 1986. The company has a total of 120,000,000 authorized shares with a par value of $.001 per share with 2,000,000 shares designated as preferred shares and the balance as common shares. The Company has 45,079,228 common shares issued and outstanding as of March 31, 2003.

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

                      MEDPLUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

8. OFFER AND COMPRIMISE ACCEPTED - On August 7, 2001, the Internal Revenue Service accepted an offer of $ 94,500 to settle outstanding payroll tax liabilities and release liens associated with payroll taxes from 1996 through 1999. The offer was due to be paid in January 2002. The accrued payroll taxes have been adjusted in these financial statements to reflect this settlement.

9.   SUBSEQUENT EVENT

There were no subsequent events that have occurred since the balance sheet date that warrant disclosure in these financial statements.

                                  EXHIBIT INDEX

31.1 CERTIFICATION OF TIM DEHERRERA AS PRESIDENT AND CHIEF EXECUTIVE OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

31.2 CERTIFICATION  OF  JAMES  VOLOSHIN  AS DIRECTOR AND CHIEF FINANCIAL OFFICER
     PURSUANT  TO  SECURITIES  EXCHANGE  ACT  RULE  13A-14

32.1 CERTIFICATION BY TIM DEHERRERA PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 CERTIFICATION  BY  JAMES  VOLOSHIN  PURSUANT  TO  18 U.S.C. SECTION 1350 AS
     ADOPTED  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MEDPLUS CORPORATION



Date:   October 15, 2003                       \By\ Tim C. DeHerrera
                                               ---------------------
                                               Tim C. DeHerrera
                                               Chief Executive Officer

Date:   October 15, 2003                       \By\ James Voloshin
                                               -------------------
                                               James Voloshin
                                               Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                             Date
     ---------                   -----                             ----

\By\ Tim C. DeHerrera          President;                    October 15, 2003
---------------------          Director
Tim C. DeHerrera

\By\ James Voloshin            Secretary, Treasurer          October 15, 2003
-------------------            Director
James Voloshin