Form 10QSB
period 2003-09-30
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2003-11-14
CIK 812805

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                For the quarterly period ended September 30, 2003

                         Commission File Number 0-16286

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
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

                               MEDPLUS CORPORATION
           (Former name, former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, there were 4,762,300 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                              REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


PART  I                                                              PAGE NUMBER
-------                                                              -----------

ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          Balance Sheet as of September 30, 2003 (Unaudited)
          and March 31, 2003 (Audited). . . . . . . . . . . . . . . . . .   3


          Statements of Operations for the Six Months and Three
          Months ended September 30, 2003 and 2002 with Cumulative
          Totals since April 1, 2003 (Unaudited). . . . . . . . . . . . .   4

          Statements of Cash Flows for the Six Months ended
          September 30, 2003 and 2002 with Cumulative Totals Since
          April 1, 2003 (Unaudited) . . . . . . . . . . . . . . . . . . .   5

           Notes to Condensed Consolidated Financial Statements . . . . .   6

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              FINANCIAL CONDITION  AND RESULTS OF
              OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .  11

PART  II
--------

              Other Information . . . . . . . . . . . . . . . . . . . . .  12

              Signature Page. . . . . . . . . . . . . . . . . . . . . . .  14

PART  I  -  ITEM  1.    ATLANTIS  BUSINESS  DEVELOPMENT  CORPORATION
                             (FORMERLY MEDPLUS CORPORATION)
                             (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED BALANCE SHEET

                                         ASSETS

                                                                            RESTATED
                                                          SEPTEMBER 30,     MARCH 31,
                                                               003            2003
                                                           UNAUDITED)       (AUDITED)
                                                         ---------------  -------------
CURRENT ASSETS
    Cash and cash equivalents                            $            -   $          -
                                                         ---------------  -------------

        TOTAL CURRENT ASSETS                                          -              -
                                                         ---------------  -------------

TOTAL ASSETS                                             $            -   $          -
                                                         ---------------  -------------


LIABILITIES
  Current Liabilities:
      Accounts payable and accrued expenses              $       14,224   $      2,000
      Notes payable - related parties                           273,200        203,200
      Accrued payroll taxes                                     287,832         94,500
                                                         ---------------  -------------

          TOTAL CURRENT LIABILITIES                             575,256        299,700
                                                         ---------------  -------------

LONG TERM DEBT                                                        -              -
                                                         ---------------  -------------

TOTAL LIABILITIES                                        $      575,256        299,700
                                                         ---------------  -------------

SHAREHOLDERS' DEFICIT
  Preferred stock, $.001par value, 2,000,000 shares
     authorized, no shares issued and outstanding                     -              -
  Common stock, $.001 par value, authorized 200,000,000
     and 100,000,000 shares at September 30, 2003 and
     March 31, 2003, and 4,762,300 and 45,079,228
     shares issued and outstanding, respectively                  4,762         45,079
  Additional paid in capital                                     42,849     10,898,799
  Deficit accumulated in the development stage                 (622,867)   (11,243,578)
                                                         ---------------  -------------
     TOTAL STOCKHOLDERS' DEFICIT                               (575,256)      (299,700)
                                                         ---------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT               $            -   $          -
                                                         ===============  =============
NET ASSET VALUE PER SHARE                                $        (0.12)  $      (0.01)
                                                         ===============  =============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                                          (FORMERLY  MEDPLUS  CORPORATION)
                                            (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         FOR THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                     (WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003)


                                           SIX MONTHS ENDED                 THREE MONTHS ENDED         Cumulative
                                   --------------------------------  ------------------------------   totals since
                                    September 30,    September 30,    September 30    September 30    April 1,2003
                                        2003             2002             2003            2002        (SEE NOTE 1)
                                   ---------------  ---------------  --------------  --------------  --------------
OPERATING REVENUES
   Revenue                         $            -   $            -   $           -   $           -   $           -

COST OF SALES                                   -                -               -               -               -

GROSS PROFIT                                    -                -               -               -               -

OPERATING EXPENSES
    Compensation                           20,000                -           8,000           2,000          20,000
    Other expenses                         22,771            4,750          15,177           4,750          22,771
    Professional fees                      31,750              697          10,250             697          31,750
    Contract services                           -            2,000               -           2,000               -
    Office rent and expenses                4,500                -           3,000               -           4,500
    Travel and meals expenses               3,203                -             256               -           3,203
                                   ---------------  ---------------  --------------  --------------  --------------
        TOTAL OPERATING EXPENSES           82,224            7,447          36,683           9,447          82,224
                                   ---------------  ---------------  --------------  --------------  --------------

NET LOSS BEFORE OTHER INCOME              (82,224)          (7,447)        (36,683)         (9,447)        (82,224)

OTHER INCOME (EXPENSE)
    Forgiveness of debt                         -          118,670               -         118,670               -
                                   ---------------  ---------------  --------------  --------------  --------------
        TOTAL OTHER INCOME                      -          118,670               -         118,670               -
                                   ---------------  ---------------  --------------  --------------  --------------

NET INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES              (82,224)         111,223         (36,683)        109,223         (82,224)
Provision for Income Taxes                      -                -               -               -               -
                                   ---------------  ---------------  --------------  --------------  --------------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHARES                 $      (82,224)  $      111,223   $     (36,683)  $     109,223   $     (82,224)
                                   ===============  ===============  ==============  ==============  ==============
NET CHANGE IN ASSETS FROM
  OPERATIONS PER BASIC AND
  DILUTED SHARES                   $        (0.02)  $         0.01   $       (0.01)  $        0.01
                                   ===============  ===============  ==============  ==============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING          4,762,300       29,088,958       4,762,300      29,088,958
                                   ===============  ===============  ==============  ==============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ATLANTIS BUSINESS DEVELOMENT CORPORATION
                                (FORMERLY MEDPLUS CORPORATION)
                                 (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                         (WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003)


                                                                                  CUMULATIVE
                                                                                 TOTALS SINCE
                                                                                 APRIL 1, 2003
                                                            2003        2002     (SEE NOTE 1)
                                                         ----------  ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                      $ (82,224)  $ 111,223   $    (82,224)
                                                         ----------  ----------  -------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Forgiveness of debt                                            -    (118,670)             -

CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts payable and accrued expenses         12,224       8,394         12,224
  (Increase) in prepaid expenses and other assets                -           -              -
                                                         ----------  ----------  -------------
  Total Adjustments                                         12,224    (110,276)        12,224
                                                         ----------  ----------  -------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (70,000)        947        (70,000)
                                                         ----------  ----------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of note                                          70,000           -         70,000
         NET CASH PROVIDED BY  FINANCING ACTIVITIES         70,000           -         70,000

NET INCREASE IN
  CASH AND CASH EQUIVALENTS                                      -         947              -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  -           -              -
                                                         ----------  ----------  -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $       -   $     947   $          -
                                                         ==========  ==========  =============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

          With this new designation, the Company as of April 1, 2003, has decided to offset their existing additional paid-in capital to the deficits that had accumulated since inception (December 1986). The net result was that the deficits accumulated in the development stage was left with a balance of $347,311

NOTE 2-   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          DEVELOPMENT  STAGE  COMPANY
          ---------------------------

          Atlantis Business Development Corporation is a development stage company. The Company devotes substantially all of its efforts to seek, investigate and, if warranted, invest in other companies.

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

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


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

          PRINCIPLES  OF  CONSOLIDATION
          -----------------------------

          The condensed consolidated financial statements include the accounts of the Company. There are no subsidiaries as of September 30, 2003.

          CASH  AND  CASH  EQUIVALENTS
          ----------------------------

          The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

          At September 30, 2003, the Company maintained cash and cash equivalent balances at one financial institution which is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


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

          ADVERTISING  COSTS
          ------------------

          The Company's expenses the costs associated with advertising as incurred. The Company had $1,452 and zero advertising costs for the six months ended September 30, 2003 and 2002, respectively.

          RECLASSIFICATIONS
          -----------------

          Certain reclassifications have been made to prior year captions in order to conform to current year presentation.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 3-   ACCRUED  PAYROLL  TAXES
          -----------------------

          This account represents a previous "Offer and Compromise" with the Internal Revenue Service the "IRS") dated August 6, 2001 for the reduction of outstanding payroll taxes from 1996 through 1999 and the release of the corresponding liens. The Company defaulted on the agreement and therefore has recorded the previous entire liability. The new management of the Company believes that the original agreement with the IRS will be reinstated within the current year.

NOTE 4-   NOTES  PAYABLE  -  RELATED  PARTIES
          -----------------------------------

          Notes payable to related parties represent notes to stockholders that are due on demand with interest commencing March 2004.

NOTE 5-   STOCKHOLDERS'  DEFICIT
          ----------------------

          The Company issued 2,531,780 shares of common stock to an investor for $50,000 on June 25, 2003. The Company on September 19, 2003 rescinded this transaction. The transfer agent on October 17,2003 cancelled the stock.

          The Board of Directors on July 29, 2003 voted to increase the common stock authorized of the Company to 200,000,000 and approved a 1 for 10 reverse stock split.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 6-   PROVISION  FOR  INCOME  TAXES
          -----------------------------

          The Company did not provide for in come taxes in the six months ended September 30, 2003. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

          At September 30, 2003, the deferred tax assets consists of the following:

                                                      2003
                                                    ---------

          Deferred taxes due to net operating loss
          carryforwards                             $ 16,200

          Less:  Valuation allowance                 (16,200)
                                                    ---------

          Net deferred tax asset                    $      -
                                                    =========

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
-----------------------------------------------------
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At September 30, 2003 the Company had working capital of ($575,256) compared to working capital of ($299,700) at March 31, 2003 (as restated). The working capital decrease was due to the Company increasing its payroll tax liability from the Offer in Compromise amount to the total amount due. The Company's current liabilities are higher than its assets due primarily to the deferred tax liability and notes payable to related parties.

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

RESULTS  OF  OPERATIONS
-----------------------

There was zero revenue derived from the Company for the six month period ended September 30, 2003. Similarly there was zero revenue for the six month period ended September 30, 2002.

There was $82,224 Operational Expenses for operations for the six month period ended September 30, 2003 compared to Zero operation expenses for the six month period ended September 30, 2002. This increase in operational expense is attributable to the company changing control and business direction thereby resuming business operations once again

There were no Sales and Marketing expenses for operations for the six month period ended September 30, 2003.

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

          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          ----------------------------------

          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS
          -------------------------------------------------------------

At the Annual Meeting of shareholders held on July 29, 2003, pursuant to the Notice of Annual Meeting of Stockholders dated July 1, 2003, the following actions were taken:
     1. The Proposal to elect, Brian Zucker, Tim DeHerrera, Leon Reingold, Leon Golden and John Leo directors to hold office until the 2004 Annual Meeting of Stockholders and until their successors are elected and qualified was approved as follows:
               Brian Zucker, Tim DeHerrera, Leon Reingold, Leon Golden, John Leo
               - (23,852,365 shares in favor, 2,890 shares against; and no shares abstained).
     2. The proposal to appoint Bagell, Josephs & Company LLP as independent auditors for the Company for the fiscal year ending March 31, 2003 was approved (23,853,903 shares in favor: 551 shares against; and 801 abstained).
     3. The proposal to effect a 1 for 10 reverse stock split was approved (23,649,929 shares in favor: 204,808 shares against; and 518 abstained).
     4. The proposal to amend the bylaws to allow no less than 3, no more than 9 directors of the Company was approved (23,848,979 shares in favor:
          5,308  shares  against;  and  968  abstained).
     5. The proposal to change the fiscal year of the Company to a calendar year ending December 31was approved (23,743,903 shares in favor:
          110,968  shares  against;  and  384  abstained).
     6. The proposal to change the name of the company to reflect anticipated activities as a business development corporation to Atlantis Business Development Corporation was approved( 23,851,439 shares in favor:
          3,275  shares  against;  and  551  abstained).
     7. The proposal to amend the Company's Certificate of Incorporation to change the authorized shares to 200,000,000 shares was approved (
          23,650,733)  shares  in  favor:  203,957  shares  against;  and  565 abstained).

No other matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


ITEM  5.  OTHER  INFORMATION
          ------------------

          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits
               99-1 Statement under oath of principal executive officer. 99-2 Statement under oath of principal officer.

          (b)  Reports  on  Form  8-K

               6.1 Changes in Registrants Certifying Accountants, filed on Form 8K on August 8, 2003 and Incorporated herein by reference

               6.1 Reverse split of Registrants common stock, filed on Form 8K on August 28, 2003 and incorporated herein by reference

               6.2 Name Change of Registrant, filed on Form 8K on August 28, 2003 and incorporated herein by reference.

Signatures
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ATLANTIS BUSINESS DEVELOPMENT CORPORATION


Date:  November  12,  2003                  By /S/ Brian  Zucker
                                               -----------------------
                                               Brian  Zucker
                                               President


Date:  November  12,  2003                  By /S/ Tim  DeHerrera
                                               -----------------------
                                               Tim  DeHerrera
                                               Treasurer