Form 10QSB
period 2003-12-31
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2004-02-17
CIK 812805

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 12, 2004, there were 24,762,300 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                              REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


PART I                                                            PAGE NUMBER
------                                                            -----------

ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      Balance Sheet as of December 31, 2003 (Unaudited)................3

      Statements of Operations for the Nine and Three
      Months ended December 31, 2003 and 2002 with Cumulative
      Totals since April 1, 2003 (Unaudited)...........................4

      Statements of Cash Flows for the Nine Months ended
      December 31, 2003 and 2002 with Cumulative Totals Since
      April 1, 2003 (Unaudited)........................................5

      Notes to Condensed Consolidated Financial Statements.............6

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.................................................10

PART II
-------
            Other Information..........................................11

            Signature Page.............................................11

PART I - ITEM 1


               ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                    (FORMERLY MEDPLUS CORPORATION)
                   (A DEVELOPMENT STAGE CORPORATION)
                        CONDENSED BALANCE SHEET
                     DECEMBER 31, 2003 (UNAUDITED)

                                ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                  $ 3,620
                                                           ----------

FIXED ASSETS
     Fixed assets                                              4,000
     Accumulated Depreciation                                   (134)
                                                           ----------
    Total Fixed Assets                                         3,866
                                                           ----------

OTHER ASSETS
     Investments at cost                                       5,000
                                                           ----------

TOTAL ASSETS                                                $ 12,486
                                                           ==========

LIABILITIES
Current Liabilities:
   Accounts payable and accrued expenses                    $ 44,121
   Accrued payroll taxes                                     287,832
                                                           ----------
      Total Current Liabilities                              331,953
                                                           ----------

LONG-TERM DEBT- ADVANCES                                     105,000
                                                           ----------

TOTAL LIABILITIES                                            436,953
                                                           ----------

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, authorized 200,000,000
   shares at December 31, 2003 and 24,762,300
    shares issued and outstanding                             24,762
   Additional paid-in capital                                226,049
   Deficit accumulated during development stage             (675,278)
                                                           ----------
      Total Stockholders' Deficit                           (424,467)
                                                           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $ 12,486
                                                           ==========

NET ASSET VALUE PER SHARE                                   $ (0.018)
                                                           ==========


    The accompanying notes are an integral part of these condensed financial statements.


                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                  (WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003)


                                                NINE MONTHS ENDED            THREE MONTHS ENDED     totals since
                                             December 31,  December 31,  December 31  December 31   April 1,2003
                                               2003           2002          2003        2002        (see note 1)
                                             ------------  -----------   -----------  -----------   ------------
OPERATING REVENUES
   Revenue                                       $       -    $      -     $     -    $       -    $      -

COST OF SALES                                            -           -           -            -           -

GROSS PROFIT                                             -           -           -            -           -

OPERATING EXPENSES
    Compensation                                    24,000           -       4,000            -      24,000
    Other expenses                                  63,432      34,070      40,661       29,320      63,432
    Professional fees                               35,000       2,197       3,250        1,500      35,000
    Contract services                                    -     189,850           -      187,850           -
    Office rent and expenses                         9,000           -       4,500            -       9,000
    Travel and meals expenses                        3,203           -            -           -       3,203
        Total Operating Expenses                   134,635     226,117      52,411      218,670     134,635

NET LOSS BEFORE OTHER INCOME                      (134,635)   (226,117)    (52,411)    (218,670)  (134,635)

OTHER INCOME
    Forgiveness of debt                                  -     118,670           -            -           -
        Total Other Income                               -     118,670           -            -           -

NET LOSS BEFORE
  PROVISION FOR INCOME TAXES                      (134,635)   (107,447)    (52,411)    (218,670)   (134,635)
Provision for Income Taxes                               -            -            -          -           -

NET LOSS APPLICABLE
  TO COMMON SHARES                              $ (134,635) $ (107,447)  $ (52,411)  $(218,670)   $(134,635)
                                                 =========  ==========   =========   ==========   =========
NET CHANGE IN ASSETS FROM
  OPERATIONS PER BASIC AND
  DILUTED SHARES                                  $  (0.02)   $  (0.01)    $ (0.01)   $ ( 0.01)     $ (0.02)
                                                 =========  ==========   =========   ==========   =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                   6,428,967  30,713,958   9,841,533   30,718,958   6,428,967
                                                 =========  ==========   =========   ==========   =========




    The accompanying notes are an integral part of the condensed consolidated financial statements.


                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                        (A DEVELOPMENT STAGE CORPORATION)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                  (WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003)

                                                                                                      Cumulative
                                                                                                     Totals Since
                                                                                                        April 1, 2003
                                                              2003                 2002              (See NOTE 1)
                                                        -----------------    -----------------    --------------------
CASH FLOW FROM OPERATING EXPENSES
   Net investment (loss)                                      $ (134,635)          $ (107,447)             $ (134,635)
                                                        -----------------    -----------------    --------------------
  Adjustments to reconcile net (loss) to net cash
  used in operating activities:
   Depreciation                                                      134                    -                     134

  Changes in assets and liabilities
    Increase in accounts payable and
      and accrued expenses                                        42,121               94,924                  42,121
    Increase in prepaid expenses and other assets                 (5,000)                   -                  (5,000)
                                                        -----------------    -----------------    --------------------
     Total adjustments                                            37,255               94,920                  37,255
                                                        -----------------    -----------------    --------------------

    Net cash used in operating activities                        (97,380)             (12,523)                (97,380)
                                                        -----------------    -----------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment - Net                    (4,000)                   -                  (4,000)
                                                        -----------------    -----------------    --------------------

    Net cash used in investing activities                       (101,380)                   -                (101,380)
                                                        -----------------    -----------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in  note payable                                      105,000               16,500                 105,000
                                                        -----------------    -----------------    --------------------

    Net cash provided by financing activities                    105,000               16,500                 105,000
                                                        -----------------    -----------------    --------------------

NET INCREASE  IN
    CASH AND CASH EQUIVALENTS                                      3,620                3,997                   3,620
                                                        -----------------    -----------------    --------------------

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                -                    -                       -
                                                        -----------------    -----------------    --------------------

CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                                $ 3,620              $ 3,997                 $ 3,620
                                                        =================    =================    ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH
   ACTIVITY
   Stock issued for debt conversion                            $ 203,200                  $ -                     $ -
                                                        =================    =================    ====================

   Accrued payroll taxes adjustment                            $ 193,332                  $ -                     $ -
                                                        =================    =================    ====================


   The accompanying notes are an integral part of these condensed  financial statements.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1-  ORGANIZATION

          The Company was incorporated in the State of Delaware in December 1986 as Vision Technology International. They changed their name in 1992 to Medplus Corporation and in August 2003, changed its name to Atlantis Business Development Corporation. The Company had operated in the health care financing industry. The Company ceased all operations in 1998 and has little or no viable operations since that date.

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

          With this new designation, the Company as of April 1, 2003, has decided to offset their existing additional paid-in capital to the deficits that had accumulated since inception (December 1986). The net result was that the deficits accumulated in the development stage was left with a balance of $347,311.

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Development Stage Company

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

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Basis of Presentation

          The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been inactive since 1998. These factors indicate that the Company will be unable to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately to attain successful operations.

          Cash and Cash Equivalents

          The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

          At December 31, 2003, the Company maintained cash and cash equivalent balances at one financial institution which is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

          Income Taxes

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

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Advertising Costs

          The Company's expenses the costs associated with advertising as incurred. The Company had $1,452 and zero advertising costs for the nine months ended December 31, 2003 and 2002, respectively.

          Reclassifications

          Certain reclassifications have been made to prior year captions in order to conform to current year presentation.

NOTE 3-  ACCRUED PAYROLL TAXES

          This account represents a previous "Offer and Compromise" with the Internal Revenue Service the "IRS" dated August 6, 2001 for the reduction of outstanding payroll taxes from 1996 through 1999 and the release of the corresponding liens. The Company defaulted on the agreement and therefore has recorded the previous entire liability. The new management of the Company believes that the original agreement with the IRS will be reinstated within the current year.


NOTE 4-  LONG TERM DEBT- ADVANCES

          The advances represent notes that are due with no specific repayment terms.

NOTE 5-  STOCKHOLDERS' DEFICIT

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

          The Company issued 20,000,000 shares of stock to convert $203,200 of payables that existed from the prior owners. The amount retired was agreed upon contractually.

NOTE 6-  PROVISION FOR INCOME TAXES

          The Company did not provide for in come taxes in the nine months ended December 31, 2003. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 6-  PROVISION FOR INCOME TAXES(CONTINUED)

          At December 31, 2003, the deferred tax assets consists of the following:



                                                                    2003
                                                               ----------------

Deferred taxes due to net operating loss
carryforwards                                                        $ 263,250

Less:  Valuation allowance                                            (263,250)
                                                               ----------------

Net deferred tax asset                                               $       -
                                                               ================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003 the Company had working capital of ($319,467) compared to working capital of ($299,700) at March 31, 2003 (as restated). The working capital decrease was due to the Company's increased accounts payable and accrued expenses. The Company's current liabilities are higher than its assets due primarily to the deferred tax liability and notes payable.

The Company's liquidity position is severely strained. Liquidity needs are currently being met from long-term borrowing in the form of promissory notes. On April 20, 2003, the Company's Board of Directors voted to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. The Company's ability to continue operations is dependent upon this business direction change and it's ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations.

RESULTS OF OPERATIONS

There was zero revenue derived from the Company for the nine month period ended December 31, 2003. Similarly there was zero revenue for the nine month period ended December 31, 2002.

There was $134,635 Operational Expenses for operations for the nine month period ended December 31, 2003 compared to $226,117 operation expenses for the nine month period ended December 31, 2002. This decrease in operational expense is attributable to the company issuing stock for the forgiveness in debt for the nine month period ended December 31, 2002.

There were no Sales and Marketing expenses for operations for the nine month period ended December 31, 2003.

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

        (b) Reports on Form 8-K

         6.1   Effective December 15, 2003 Brian Zucker resigned as
               President and Chief Executive Officer of the registrant. The Board of Directors of the Company appointed John Leo to fill this position., as filed on Form 8K on December 17, 2003 and Incorporated herein by reference

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ATLANTIS BUSINESS DEVELOPMENT CORPORATION


Date:  December 12, 2003                                       \By\John Leo
                                                               -----------------
                                                               John Leo
                                                               President

Date:  December 12, 2003                                       \By\Tim DeHerrera
                                                               -----------------
                                                               Tim DeHerrera
                                                               Treasurer

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
               ---------------------------------------------------
               CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

I John Leo, President, certify that:

(1) I have reviewed this quarterly report on form 10-QSB of Atlantis Business Development Corporation (the "registrant");

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

Date: December 12, 2003                              \By\ John Leo
                                                     ----------------------
                                                     John Leo
                                                     President

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
               ---------------------------------------------------

               CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

I, Tim DeHerrera, Treasurer, certify that:

(1) I have reviewed this quarterly report on form 10-QSB of Atlantis Business development Corporation (the "registrant");

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

Date: December 12, 2003                                    \By\ Tim DeHerrera
                                                            -------------------
                                                           Tim DeHerrera
                                                           Treasurer

                            CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlantis Business Development Corporation (the "Company") on Form 10-QSB for the quarter ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I John Leo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ John Leo
   ---------------------
         John Leo
         President
         December 12, 2003


                            CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlantis Business Development Corporation (the "Company") on Form 10-QSB for the quarter ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Tim DeHerrera, Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(4) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ Tim  DeHerrera
    -------------------
         Tim DeHerrera
         Treasurer
         December 12, 2003