Form 10KSB
period 2004-03-31
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2004-06-30
CIK 812805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to________________
      Commission file number ___________________________________




                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION


                                DELAWARE                                                        95-4082020
 (State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

                       54 BROAD STREET, SUITE 200B
                              RED BANK, NJ                                                        07701
                (Address of principal executive offices)                                        (Zip Code)

Issuer's telephone number:                                                         (732) 212-1133
Securities registered under Section 12(b) of the Exchange Act:                     Common Stock, $.001 Par Value


       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No  |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|


     The issuer's revenues for its most recent fiscal year were - $0.00.

      The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1,243,200 based on the last reported average bid and asked price of the common stock of the OTC Bulletin Board on May 4, 2004.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


        As of March 31, 2004, the Company had 25,837,300 shares issued and outstanding of its common stock.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

     ATLANTIS BUSINESS DEVELOPMENT CORPORATION (the "Company") was initially incorporated as Vision Technology International in Delaware in December 1986 and changed its name to Medplus Corporation in 1992. In 2003, it changed its name to Atlantis Business Development Corporation. The Company is a reporting, publicly traded company that trades on the OTC Bulletin Board under the symbol ABDV. In late 1992, the Company's primary business was patient financing through the Company's acquisition of Patient Plus, Lincoln Professional Services Corporation and Financial Health Network. In May 1998, the Company drastically reduced operating its' patient finance operations and went into a minimum business operation mode seeking additional business opportunities. During fiscal year 2003, Medplus relocated its headquarters from Colorado Springs, Colorado to an office in Red Bank, New Jersey.

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

     Accordingly, the Company is now a Business Development Company that has elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. A Business Development Company is an investment company designed to assist eligible portfolio companies with capital formation. Business development companies are required to offer to accompany their investments with substantial and continuing management advice.

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

Employees

     At March 31, 2004, the Company had 1 part-time employee.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company leases its office facilities in Red Bank under a month-to-month lease agreement. The office space is fully utilized and management believes it to be suitable and adequate for it's reasonably foreseeable till expansion is necessary.

ITEM 3. LEGAL PROCEEDINGS.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

Brian Zucker, Tim DeHerrera, Leon Reingold, Leon Golden, John Leo (23,852,365 shares in favor, 2,890 shares against; and no shares abstained).

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

No other matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common Stock is traded on the OTC Bulletin Board under the symbol MDPL. The high and low bid prices set forth through March 31, 2004 by fiscal quarter on the following table:

Bid                                               High Bid     Low Bid

1st quarter ended June 30, 2001                      $.04        $.03
2nd quarter ended September 30, 2001                 $.04         .02
3rd quarter ended December 31, 2001                  $.01         .01
4th quarter ended March 31, 2002                     $.04         .02

1st quarter ended June 30, 2002                      $.03        $.02
2nd quarter ended September 30, 2002                 $.02          01
3rd quarter ended December 31, 2002                  $.03         .03
4th quarter ended March 31, 2003                     $.02         .01

1st quarter ended June 30, 2003                      $.04        $.025
2nd quarter ended September 30, 2003*                $.55         .351
3rd quarter ended December 31, 2003*                 $.40         .25
4th quarter ended March 31, 2004*                    $.38         .30

     The Company has not declared any cash dividends on its common stock in the past two years and has no present intention to pay cash dividends in the foreseeable future.

     The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. The prices represented in the quarter ended September 30, 2003 and subsequent quarters reflect the 1 for 10 stock reversal effectuated August 25, 2003. On May 31, 2004, the closing price of the Company's common stock on the OTC Bulletin Board was $0.14 bid and

$0.175 asked. On May 4, 2003, the closing price of the Company's common stock on the OTC Bulletin Board was $.03 bid and $.01 asked. As of May 31, 2004 and to the best of the Company's knowledge, there were approximately 1309 holders of its common stock, however the Company believes that there are over 535 holders of its common stock held in "street name" by brokers and clearing houses.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically generated the funds necessary to meet its working capital needs through internally generated funds, through the private sale of common stock and the issuance of notes payable.

     At March 31, 2004, the Company had working capital of ($396,000) compared to working capital of ($299,700) at March 31, 2003. The increase in the working capital deficit is primarily due to the Company reclassifying the amount due in accrued payroll taxes due to an unpaid settlement and compromise. The Company believes the IRS settlement and compromise amount will be reinstated within the current year but has left the liability on its books as $287,832 until formal notification is given The Company's current liabilities are higher than its assets due to debt obligation to the Internal Revenue Service and notes payable to related parties. The Company intends to pay these liabilities out of future financing and/or operations.

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

RESULTS OF OPERATIONS

REVENUE

     There was no Revenue derived from the Company's operations for the fiscal years ended March 31, 2004 or for the fiscal year 2003.

OTHER OPERATING EXPENSES

     The Company had no other operating expenses other than as set forth in its financial statements in order to have the company continue its public status.

ITEM 7.    FINANCIAL STATEMENTS.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
(FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                          INDEX TO FINANCIAL STATEMENTS


CONTENTS                                                                PAGE(S)


  Report of Independent Registered Public Accounting Firm -
    Bagell, Josephs & Co., LLC for year ended March 31, 2004              1

  Independent Auditor's Report - Clyde Bailey P.C.
     for year ended March 31, 2003                                        2

  Balance sheet at March 31, 2004                                         3

  Statement of operations for the years ended March 31, 2004
  and March 31, 2003                                                      4

  Statement of changes in net assets for the years ended
  March 31, 2004 and March 31, 2003                                       5

  Statement of cash flows for the years ended
  March 31, 2004 and March 31, 2003                                       6

  Statement of investments at March 31, 2004                              7

  Notes to the Financial Statements                                       8-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlantis Business Development Corporation

We have audited the accompanying balance sheet of Atlantis Business Development Corporation (a development stage company) ("Company"), including the statement of investments, as of March 31, 2004, and the related statements of operations, changes in net assets, cash flows, for the year then ended. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Atlantis Business Development Corporation (a development stage company) as of March 31, 2004, and the results of its operations, the changes in its net assets, and its cash flows, for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, LLC
Bagell, Josephs & Company, LLC

Gibbsboro, New Jersey
June 4, 2004

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Med Plus Corp

I have audited the accompanying balance sheet of Med Plus Corp ("Company") as of March 31, 2003, and the related statements of operations, statement of stockholders' equity, and the statement of cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 3, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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


Clyde Bailey P.C.
San Antonio, Texas
May 2, 2003
September 24, 2003 (As Amended)

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                        (A DEVELOPMENT STAGE CORPORATION)
                                  BALANCE SHEET
                                 MARCH 31, 2004


                                                               2004
                                                             ---------
ASSETS
  Cash and cash equivalents                                  $  17,821
  Investments at cost                                           22,500
  Fixed assets - net                                             3,665
                                                             ---------

                 Total Assets                                $  43,986
                                                             =========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued expenses                     $  46,777
   Accrued payroll taxes                                       287,933
   Short-term debt - advances                                  105,000
                                                             ---------

                 Total Liabilities                           $ 439,710
                                                             ---------


STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, authorized 200,000,000
   shares at March 31, 2004 and 25,837,300
    shares issued and outstanding                            $  25,837
   Additional paid-in capital                                  289,974
   Deficit accumulated during development stage               (711,535)
                                                             ---------
                Total Stockholders' Deficit                  $(395,724)
                                                             ---------

                Total Liabilities and Stockholders' Equity   $  43,986
                                                             =========

Net Asset (Loss) Value Per Share                             $  (0.015)
                                                             =========


       The accompanying notes to the financial statements are an integral part of these statements.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS


                                                         For the years ended March 31,
                                                        ------------------------------
                                                            2004              2003
                                                        ------------      ------------
REVENUE:
Investment income                                       $         --      $         --
Other income                                                      --                --
                                                        ------------      ------------
      Total income                                      $         --      $         --
                                                        ============      ============
OPERATING EXPENSES:
  Professional fees                                           36,030             5,500
  Contract Services                                           49,435           391,888
  Advertising                                                  1,452                --
  Payroll expenses                                            20,475                --
  Stockholder relations                                       10,183                --
  Rent                                                        16,500                --
  Travel                                                       5,466                --
  Office                                                       9,367                --
  Telephone                                                    4,422                --
  License and registration                                     3,992                --
  Other expenses                                              13,570             6,587
                                                        ------------      ------------
      Total operating expenses                               170,892           403,975
                                                        ------------      ------------
Investment Income (Loss), net                               (170,892)         (403,975)
                                                        ------------      ------------
Net (decrease) in net assets resulting from
  operations                                            $   (170,892)     $   (403,975)
                                                        ============      ============
Net increase (decrease) in net assets from operations
  per share, basic and diluted                          $     (0.011)     $     (0.013)
                                                        ============      ============
Weighted average number of shares outstanding,
  basic and diluted                                       15,172,450        31,283,348
                                                        ============      ============


       The accompanying notes to the financial statements are an integral part of these statements.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                        (A DEVELOPMENT STAGE CORPORATION)
                       STATEMENTS OF CHANGES IN NET ASSETS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003



                                                                    Additional                          Total
                                                      Common          Paid in         Deficit        Stockholders
                                                      Stock           Capital       Accumulated    Equity (deficit)
                                                   ------------    ------------    ------------    ---------------
Balance, April 1, 2002                             $     25,839    $ 10,638,147    $(11,110,817)   $      (446,831)
Stock issued for services                                 7,134          64,204              --             71,338
Stock issued for consulting services                      5,250          85,050              --             90,300
Stock issued for debt reduction                           6,857         111,398              --            118,255
Net decrease in net assets
   from operations                                           --              --        (132,761)          (132,761)
                                                   ------------    ------------    ------------    ---------------
Balance, March  31, 2003                           $     45,079    $ 10,898,799    $(11,243,578)   $      (299,700)
Recapitalization at April 1, 2003                         2,532     (10,898,799)     10,896,267                 --
Adjustment of IRS liability                                  --              --        (193,332)          (193,332)
Reverse stock split, 1 to 10                            (42,849)         42,849              --                 --
Common stock issued for debt
    conversion                                           20,000         183,200              --            203,200
Common shares issued for cash                             1,075          63,925              --             65,000
Net decrease in net assets
   from operations                                           --              --        (170,892)          (170,892)
                                                   ------------    ------------    ------------    ---------------
Balance, March 31, 2004                            $     25,837    $    289,974    $   (711,535)   $      (395,724)
                                                   ============    ============    ============    ===============


       The accompanying notes to the financial statements are an integral part of these statements.

                    ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS

                                                                       For the years ended March 31,
                                                                          2004            2003
                                                                       ---------------------------
Cash Flows from Operating Activities:
  Net change in net assets resulting from operations                   $  (170,892)   $  (132,761)
  Adjustments to reconcile net change in net assets
      resulting from operations to net change used for
      operations:
  Depreciation                                                                 335             --
  Changes in assets and liabilities:
    Stock issued for services                                                   --        366,838
    Accounts payable and other accrued payables                             44,777       (259,077)
    Other liabilities                                                          101             --
                                                                       -----------    -----------
    Net cash (used in) operating activities                               (125,679)       (25,000)
                                                                       -----------    -----------

Cash Flows from Investing Activities:
  Purchase of fixed assets                                                  (4,000)            --
  Purchase of investments                                                  (22,500)            --
                                                                       -----------    -----------

   Net cash used in investing activities                                   (26,500)            --
                                                                       -----------    -----------

Cash Flows from Financing Activities:
  Short-term debt - advances                                               105,000             --
  Stockholder loans                                                             --         25,000
  Stock issued for cash                                                     65,000             --
                                                                       -----------    -----------

    Net cash provided by financing activities                              170,000         25,000
                                                                       -----------    -----------

Net change in cash and cash equivalents for the year                        17,821             --
                                                                       -----------    -----------

Cash and cah equivalents, beginning of year                                     --             --
                                                                       -----------    -----------

Cash and cash equivalents, end of the year                             $    17,821    $        --
                                                                       ===========    ===========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

  Issuance of common stock for conversion of debt                      $   203,200    $        --
                                                                       ===========    ===========

  Adjustment of IRS liability                                          $   193,332    $        --
                                                                       ===========    ===========


       The accompanying notes to the financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                                          (FORMERLY MEDPLIS CORPORATION)
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF INVESTMENTS
                                                  MARCH 31, 2004







NAME OF ISSUER                                                        VALUE
---------------------------------------------------------------------------
      Fine Wein Records, Inc.                                       $17,500
      Magna Solar Power, Inc.                                         5,000
                                                                   --------
      TOTAL INVESTMENTS                                             $22,500





Investments made at cost, less than 51% interest by Atlantis Business Development Corporation.







       The accompanying notes to the financial statements are an integral part of these statements.

                   ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003



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

         On April 20, 2003, the Company's Board of Directors voted to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. A Business Development Company is an investment company designed to assist eligible portfolio companies with capital information. The decision to become a Business Development Company was made primarily to better reflect the Company's anticipated future business and developing relationships. The Company does not intend to focus its investments in any one industry; but intends to carefully screen any and all candidates that appear to have superior investment opportunities.

         With this new designation, the Company as of April 1, 2003, has decided to offset their existing additional paid-in capital to the deficits that had accumulated since inception (December 1986). The net result was that the deficits accumulated in the development stage was left with a balance of $540,643.

                   ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                             MARCH 31, 2004 AND 2003



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

         At March 31, 2004, the Company maintained cash and cash equivalent balances at one financial institution which is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

                   ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                             MARCH 31, 2004 AND 2003




NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

         Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When equipment are sold or otherwise disposed of, the asset accounts and related accumulated depreciation accounts are relieved, and any gain or loss is included in operations.

         The useful lives of equipment for purposes of computing depreciation are:

         Equipment                          5-7 years

         Depreciation expense for the year ended March 31, 2004 was $335.

         OPERATING LEASE

         The Company leases office space from an affiliate of one of its shareholders on a month-to-month basis.

                   ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                             MARCH 31, 2004 AND 2003


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


ADVERTISING COSTS

         The Company's expenses the costs associated with advertising as incurred. The Company had $1,452 and zero advertising costs for the years ended March 31, 2004 and 2003, respectively.


EMPLOYEES

         At March 31, 2004, the Company had 1 part-time employee.


RECLASSIFICATIONS

         Certain reclassifications have been made to prior year captions in order to conform to current year presentation.

                   ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                            MARCH 31, 2004 AND 2003



NOTE 3-  INVESTMENTS IN PRIVATE CORPORATIONS

         At March 31, 2004, the cost of investment for federal income tax purposes was the same for financial reporting purposes. Investments are made at cost.

         The Company invested $22,500 which represents less than 51% interest in other companies. Each investment represents a portion of money that Atlantis Business Development Corporation has pledged to the businesses to help in start-up costs.

NOTE 4-  ACCRUED PAYROLL TAXES

         This account represents a previous "Offer and Compromise" with the Internal Revenue Service the "IRS" dated August 6, 2001 for the reduction of outstanding payroll taxes from 1996 through 1999 and the release of the corresponding liens. The Company defaulted on the agreement and therefore has recorded the previous entire liability. The new management of the Company believes that the original agreement with the IRS will be reinstated within the current year but has left the liability on its books as $287,832 until formal notification is given.

NOTE 5-  SHORT TERM DEBT- ADVANCES

         The advances represent notes that are due with no specific repayment terms from a related party. This note is anticipated to be converted to stock within a year.

                   ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                            MARCH 31, 2004 AND 2003



NOTE 6-  STOCKHOLDERS' DEFICIT

         The Company issued 2,531,780 shares of common stock to an investor for $50,000 on June 25, 2003. The Company on September 19, 2003 rescinded this transaction. The transfer agent on October 17,2003 cancelled the stock.

         The Board of Directors on July 29, 2003 voted to increase the common stock authorized of the Company to 200,000,000 and approved a 1 for 10 reverse stock split.

         The Company issued 20,000,000 shares of stock to convert $203,200 of payables and cancel their deferred compensation and employment contracts that existed from the prior officers and stockholders. The amount retired was agreed upon contractually.

         The Company issued 1,075,000 shares of stock for cash of $65,000 to an investors in the fourth quarter of the Company's fiscal year.

                   ATLANTIS BUSINESS DEVELOPMENT CORPORATION
                         (FORMERLY MEDPLUS CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                            MARCH 31, 2004 AND 2003


NOTE 7-  PROVISION FOR INCOME TAXES

         The Company did not provide for in come taxes for the year ended March 31, 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

         At March 31, 2004, the deferred tax assets consists of the following:


                                                                   2004
                                                               ------------
Deferred taxes due to net operating loss
carryforwards                                                  $   284,614
Less:  Valuation allowance                                        (284,614)
                                                               ------------
Net deferred tax asset                                         $        --
                                                               ============


NOTE 8-  COMMITMENTS AND CONTINGENCIES

         The Company has intentions to acquire interest in Magna Solar Power, Inc., a company that provides solar outdoor pre-packaged lighting systems. These systems will contain products and designs engineered by Magna and its own proprietary Solar Evaporative Cooler. Magna is a jointly owned project with SunAmp Power Company, Inc. The company invested $5,000 into Magna Solar Power.

         The Company also has intentions to acquire interest in TST Recycling Technologies Inc., a specialist in the treatment of hazardous, toxic and non-desirable wastes. TST recycling Technologies owns 100% of TST Entsorgungs AG ("TST"), which is a Swiss Registered Company.

         The Company has an effective Registration 1-E and the ability to raise up to one million dollars.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 4, 2003, the Company terminated the services of Clyde Bailey, P.C. as its accountant. The Company retained Bagel, Josephs and Company, LLC as its new certifying accountant.

ITEM 8A.   CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended March 31, 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the Directors and Executive Officers of the Company and their ages and position(s) held as of the date of this report:

  Name                    Age        Position

John Figliolini                   President, CEO, Director
Brian Zucker                      Director
Vince Trapasso                    Director
Christopher Dubeau                Director
Tim DeHerrera                     Director, Secretary/Treasurer
Leon Golden                       Director
John Leo                          Director
Rafael Marte                      Director

John Figliolini, President and CEO of Atlantis Business Development Corporation, has been in the finance business since 1982. He has held senior management positions at several Wall Street firms. In 1992 he founded and was President of Berkshire International Finance, Inc., a private Investment Banking firm. During that time he raised over $350 Million for some 35 public companies. In 1997 he founded and was President of Phillip Louis Trading, Inc. (`PILL"), a NASD, SIPC and SEC registered broker/dealer. PILL was a NASDAQ market maker. As of May 2004, Mr. Figliolini has been President of ABDV and spends 75% of his time on ABDV business.

Brian Zucker On April 4, 2003, Mr. Zucker was appointed Chairman of the Board of Atlantis Business Development Corporation Mr. Zucker is a CPA and possesses various NASD licenses, which through his own accounting firm, provides tax, consulting and other services to numerous broker dealers, hedge funds and high net worth individuals. He has over 17 years experience as a Certified Public Accountant and began his career as a Senior Consultant at both Price Waterhouse and Deloitte Haskins and Sells. He holds a Bachelor's degree in Public Accounting from Pace University in New York. He is a member of the American Institute of Certified Public Accountants and New York State Society of CPA's where he is a member of Stockbrokerage Accounting Committee. NASD licenses include series 7, 63, 24, and 27.

Christopher Dubeau, Director. Mr. Dubeau has been in the Internet marketing business since the year 2000. During the past 4 years he has owned and operated a successful hosting business and produced a successful opt-in emailing business from the ground up. Recently, Mr. Dubeau ventured into the fax over IP business, which is relatively new. He has built a fax broadcasting system which uses FOIP and acquired a database of over eight million opt in fax numbers from InfoUSA, Dunn & Bradstreet, and many other list management companies. Mr. Dubeau has extensive knowledge of computer hardware, software, and IP technology. Mr. Dubeau is knowledgable in Linux, Free BSD, C++ programming, as well as IP translation, firewalls, and software.

Vince Trapasso, Director. Mr. Trapasso is President of Sonata Ventures LLC. Mr. Trapasso has focused on building and managing a diversified database of public and private companies, equity funds, banking relations, and marketing agencies. His breadth of relationships has been instrumental in the origination and execution of private placements, asset based financing, and acquisitions for companies within the multimedia services, nutraceutical, biotechnology, and environmental industries. Sonata Ventures corporate solutions are available to both public and private companies that have a committed management team and a focused business plan. Mr. Trapasso has a breadth of relationships, entrepreneurial style, and over twenty-five years of hands-on management experience, having been Principle for a number of entrepreneurial ventures in the entertainment media and health related industries.

Leon Golden On April 4, 2003, Mr. Golden was appointed a Director of the Company. For the last two years, Mr. Golden has had his own CPA practice in New York City. Also he worked as a public accountant for another New Tork City CPA Firm for fifteen years. Mr GOlden concentrates in Broker-Dealer accounting. He earned a B.S. in Accounting from Brooklyn College.

John Leo, Director On April 4, 2003, Mr. Leo was appointed a Director of the Company. Since December of 2001 he was a founder and Managing Partner of Venture Capital Partners, LLC a Jersey City consulting company. Also, in 2001 he was a financial advisor and OTC stock trader for AM Capital LLC, a New York City brokerage firm. From 1997 to 2001, Mr. Leo was an OTC stock trader for M.H. Meyerson & Co., Inc. of Jersey City. For eight years prior thereto he worked as a stock trader for various brokerage firms in the East coast area. Mr. Leo has obtained Series 7,63,55,24 and 3 licenses.

Rafael Marte, Director. Mr. Marte has been a CPA for 21 years. He has his own accounting firm providing tax and various other accounting services to individuals, partnerships and corporations. He also possesses a NASD Financial and Operations Principal license and oversees the financial operations for five NASD Broker Dealers. He has a BBA from Barach College which was paid with military service in the US Army for 7 years, where he earned the rank of staff sergeant.

Tim DeHerrera, Director Mr. DeHerrera was President and Director of the Company from January 1996 to April 4, 2003 when he became Secretary and Treasurer of the Company. Prior to joining the Company he was in the financial services sector for over fifteen years. He most recently was president of Alternative Finance Advisors, Inc, a company that consults to the credit industry for private label credit cards, affinity credit cards, installment based finance programs and others. As president of Medplus, a medical finance company, Mr. DeHerrera did extensive work in investment banking, capital formation, capital restructures, private placements and lender negotiations and development.

The company had a change of control effective April 16, 2003, management transferred control in share ownership to Lloyd Madison Capital Holdings, Inc. The results of a subsequent Board meeting were as follows: Brian Zucker, CPA, was appointed President and a Director of the company; Tim DeHerrera remained as Director and is now Secretary/Treasurer; and Leon Reingold, Leon Golden and John

Leo were appointed Directors. Subsequent to this time, Brian Zucker was appointed Chairman of the Board and resigned as President, John Figliolini was appointed President, Leon Reingold resigned as Director, and Christopher Dubeau and Vince Trapasso were appointed Directors.

ITEM 10.   EXECUTIVE COMPENSATION.

None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 2004. The following tables set forth the compensation received by the Company's Chief Executive Officer for services rendered during the last two fiscal years ended March 31, 2004.


                                                           ANNUAL COMPENSATION
                       CAPACITY IN           --------------------------------------------------
INDIVIDUAL             WHICH SERVED          FISCAL YEAR            SALARY     BONUS      OTHER
----------             ------------          -----------            ------     -----      -----
Tim DeHerrera           President            March 31, 2003        None        None       None
Brian Zucker            President            March 31, 2004        $27,000     None       None
John Figliolini         President            March 31, 2004        None        None       None

Tim DeHerrera           Secretary            March 31, 2004        None        None       None
P. James Voloshin       Secretary            March 31, 2003        None        None       None

Stock option plan. The Company's Incentive Option Plan (the "Plan") was adopted by the Company's Board of Directors and approved by the stockholders in April 2004. A total of 1,000,000 shares of Common Stock were reserved for issuance under the Plan. The Plan provides for the granting to certain employees of stock options, stock appreciation rights and supplemental bonuses. The Plan permits the grant of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), and non-statutory options, which do not meet the requirements of Section 422. The Company has issued stock options in the amount of 500,000 shares to employees of the Company and all have been exercised. A total of 500,000 shares remain available.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 20, 2004 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock;
(ii) each of the Company's directors; and (iii) all officers and directors as a group.

----------------------------------------------------------------------------------------------------------------------
                                                                                          PERCENTAGE OF SHARES OF
                                                               SHARES OF COMMON STOCK    COMMON STOCK BENEFICIALLY
    NAME OF BENEFICIAL OWNER        NATURE OF AFFILIATION      BENEFICIALLY OWNED (3)              OWNED
----------------------------------------------------------------------------------------------------------------------
John Figliolini                  CEO, Director                                  250,000                  Less than 1%
----------------------------------------------------------------------------------------------------------------------
Brian Zucker (1)                 Secretary/Treasurer,                  10,389,540 (3,4)                         22.7%
                                 Director
----------------------------------------------------------------------------------------------------------------------
Tim DeHerrera (2)                Secretary, Treasurer,                    5,364,903 (3)                         11.7%
                                 Director
----------------------------------------------------------------------------------------------------------------------
Christopher Dubeau               Director                                    20,500,000                          44.8
----------------------------------------------------------------------------------------------------------------------
Leon Reingold (1)                Director                                             0                            0%
Vince Trepasso                   Director                                       200,000                  Less than 1%
----------------------------------------------------------------------------------------------------------------------
Leon Goldn (1)                   Director                                             0                            0%
----------------------------------------------------------------------------------------------------------------------
John Leo (1)                     Director                                             0                            0%
----------------------------------------------------------------------------------------------------------------------
Rafael Marte                     Director                                             0                            0%
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                                                          PERCENTAGE OF SHARES OF
                                                               SHARES OF COMMON STOCK    COMMON STOCK BENEFICIALLY
    NAME OF BENEFICIAL OWNER        NATURE OF AFFILIATION      BENEFICIALLY OWNED (3)              OWNED
----------------------------------------------------------------------------------------------------------------------
Louis Feld                       Director                                             0                            0%
----------------------------------------------------------------------------------------------------------------------
P. James Voloshin (2)            Shareholder                              5,688,877 (3)                         12.5%
----------------------------------------------------------------------------------------------------------------------
Renee Voloshin (2)               Shareholder                                      0 (3)                            0%
----------------------------------------------------------------------------------------------------------------------
Lloyd Madison                    Shareholder                           10,389,540 (3,4)                         22.7%
Capital Holdings, Inc.
----------------------------------------------------------------------------------------------------------------------
Officers, Directors and                                                      42,393,320                         92.7%
Affiliates as a group
----------------------------------------------------------------------------------------------------------------------

1. The address of these affiliates is 54 Broad Street, Suite 200B, Red Bank, NJ 07701

2. The address of Mr. DeHerrera and Dr. and Mrs. Voloshin is Box 694, Colorado Springs, Colorado, 80903. Renee Voloshin is the wife of Dr. P. James Voloshin. Dr. Voloshin disclaims any beneficial ownership of Mrs. Voloshin's preferred shares

3. On April 1, 2003 the Company issued one million (1,000,000) shares of Preferred Stock each to affiliates Tim DeHerrera and P. James Voloshin for the cancellation of their employment agreements and in lieu of deferred cash compensation during the term of these agreements. On April 4, 2003, Mr. DeHerrera and Dr. Voloshin sold 519,447 shares each of their Preferred Stock to Lloyd Madison Capital Holding, Inc. for the consideration of $2,500 each (see page 3 for stock sales and transfers). Each share of Preferred Stock is convertible into ten shares of Common Stock of the Company irrespective of whatever previous reverse or forward stock splits, if any, is effectuated by the Company prior to any notice of conversion.

4. Mr. Zucker, by his 100% stock ownership of Lloyd Madison Capital Holdings, Inc., is deemed to beneficially own the same ownership.

On March 31, 2004, there were 25,837,300 common shares outstanding. Additional shares were issued for acquisitions and other matters as set forth in this Item 11 above. Additional disclosure will be filed shortly herewith in the company's proxy statement and other regulatory filings.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit No.                              Document                               Location
---------------------------------------- -------------------------------------- --------------------------------------
3.1                                      Articles of Incorporation              Previously Filed
3.2                                      Bylaws                                 Previously filed
23                                       Consent of Auditor                     Included
31                                       Certification                          Included
32                                       Certification                          Included

Reports on Form 8-K

The following reports were made on Form 8-K during the last quarter of the fiscal year ended March 31, 2004:

---------------------------------------- -------------------------------------- --------------------------------------
              Date Filed                                 Item                                   Event
---------------------------------------- -------------------------------------- --------------------------------------
           December 17, 2003                               1                    Changes in Control
---------------------------------------- -------------------------------------- --------------------------------------
             March 8, 2004                                 1                    Changes in Control
---------------------------------------- -------------------------------------- --------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RELATIONSHIP WITH INDEPENDENT AUDITORS

      The firm of Clyde Bailey, PC served as the Company's independent public accountants for the year ended March 31, 2003. The firm of Bagell Josephs & Company served as the Company's independent public accountants for the year ended March 31, 2004. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

      Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

AUDIT FEES

      The aggregate fees billed by Clyde Bailey, PC for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended March 31, 2004 was $250.00 and March 31, 2003 was $2,500.00. The aggregate fees billed by Bagell Josephs & Company for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal years ended March 31, 2004 was $25,000.00.


AUDIT-RELATED FEES
     None


TAX FEES

      The aggregate fees billed by Bagell Josephs & Company for professional services rendered for Internal Revenue Service work relating to the reinstatement of Offer in Compromise for the fiscal year ended March 31, 2004 was $ 5,000.00

ALL OTHER FEES
         None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ATLANTIS BUSINESS DEVELOPMENT CORPORATION


                             By:_______________________________________________
                                                 John Figliolini, President




                             Date ______________________________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             By: /s/ Tim DeHerrera
                                ------------------------------------------------
                                Tim DeHerrera, Secretary/Tresurer




                             Date ______________________________________________




                             By:_______________________________________________
                                                  (Signature and Title)*









                             Date ______________________________________________