Form 10QSB
period 2004-06-30
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2004-08-13
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 0-16286

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4082020
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

54 Broad Street, Suite 200B

Red Bank, NJ 07701

(Address of principal executive offices)

(732) 212-9988

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

Yes [X] No [ ]

As of June 30, 2004, there were 50,662,300 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

FINANCIAL STATEMENTS

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2004 (Unaudited)

Statements of Operations for the Three Months ended

June 30, 2004 and 2003 with Cumulative Totals Since

April 1, 2003 (Unaudited)

Statements of Cash Flows for the Three Months ended

June 30, 2004 and 2003 with Cumulative Totals Since

April 1, 2003 (Unaudited)

Notes to Condensed Consolidated Financial Statements

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
(FORMERLY MEDPLUS CORPORATION)
(A DEVELOPMENT STAGE CORPORATION)
BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

2004
ASSETS
Cash and cash equivalents	$35,415
Investments at cost	42,500
Marketable securities	72,720
Fixed assets - net	203,464
Goodwill	3,770,000
Deposit	500

Total Assets	$4,124,599

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$63,209
Accrued payroll taxes	289,783
Short-term debt	150,000

Total Liabilities	502,992

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, authorized 200,000,000
shares at June 30, 2004 and 50,662,300
shares issued and outstanding	50,662
Additional paid-in capital	4,986,254
Deficit accumulated during development stage	(1,415,309)
Total Stockholders' Equity	3,621,607

Total Liabilities and Stockholders' Equity	$4,124,599

Net Asset (Loss) Value Per Share	$(0.071)

The accompanying notes are an integral part of the condenses consolidated financial statements

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
(FORMERLY MEDPLUS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003
			Cumulative
			Totals Since
			April 1, 2003
	2004	2003	(See Note 1)

REVENUES	$ 127,993	$ -	$ 127,993

COST OF SALES	16,500	-	16,500

GROSS PROFIT	111,493	-	111,493

OPERTAING EXPENSES
COMPENSATION	37,364	12,000	57,839
PROFESSIONAL FEES	743,144	21,500	779,174
OTHER	-	12,041	32,803
GENERAL AND ADMINISTRATIVE EXPENSES	20,291	-	20,291
OFFICE RENT AND EXPENSES	4,600	-	21,100
TRAVEL AND MEALS EXPENSES	9,863	-	15,329
CONTRACT SERVICES	-	-	49,435
STOCKHOLDER RELATIONS	-	-	10,183

TOTAL OPERATING EXPENSES	815,262	45,541	986,154

NET LOSS	$ (703,769)	$ (45,541)	$ (874,661)

NET CHANGE IN ASSETS FROM OPERATIONS
PER BASIC AND DILUTED SHARES	$ (0.025)	$ (0.012)	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	27,906,049	3,944,718

The accompanying notes are an integral part of the condenses consolidated financial statements

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
(FORMERLY MEDPLUS CORPORATION)
( A DEVELOPMENT STAGE CORPORATION)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003
			Cumulative
			Totals Since
			April 1, 2003
	2004	2003	(See Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (703,769)	$ (45,541)	(874,661)

Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation	201	-	536
Common stock issued for director fees and related expenses	646,099	-	646,099
Investment received from sale of product	(72,720)	-	(72,720)

Changes in assets and liabilities:
Other liabilities	-	-	101
Other assets	(500)	-	(500)
Accounts payable and accrued expenses	16,433	-	61,210
Accrued payroll taxes	1,850	-	1,850
Total Adjustments	591,363	-	636,576
Net cash used in operating activities	(112,406)	(45,541)	(238,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property	-	-	(4,000)
Increase in investment	(20,000)	-	(42,500)
Net cash used in investing activities	(20,000)	-	(46,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt - advances	-	-	105,000
Stock issued for cash	-	-	65,000
Issuance of note	150,000	50,000	150,000
Net cash provided by financing activity	150,000	50,000	320,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,594	4,459	35,415

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,821	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 35,415	$ 4,459	$ 35,415

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of common stock for director fees and related expenses	$ 646,099	$ -	$ -

Investment received from sale of product	$ 72,720	$ -	$ -

The accompanying notes are an integral part of the condenses consolidated financial statements

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 1- ORGANIZATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations, changes in permanent stockholders equity (deficit), changes in temporary equity and cash flows for the periods presented.

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

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 1- ORGANIZATION (CONTINUED)

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

JUNE 30, 2004 AND 2003

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: E-Direct, Inc. E-Direct, Inc. was acquired in June 2004.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At June 30, 2004, the Company maintained cash and cash equivalent balances at one financial institution which is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

JUNE 30, 2004 AND 2003

(UNAUDITED)

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

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset accounts and related accumulated depreciation accounts are relieved, and any gain or loss is included in operations.

The useful lives of furniture and equipment for purposes of computing depreciation are:

Furniture and equipment 5-7 years

Depreciation expense for June 30, 2004 was $201.

The fixed assets acquired by the company by E-Direct in June 2004 were not depreciated in June 30, 2004. Those assets are expected to be placed into service July 1, 2004.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 has been considered when determining impairment of goodwill in certain transactions.

Advertising Costs

The Company's expenses the costs associated with advertising as incurred. There were no advertising costs for the three months ended June 30, 2004 and 2003, respectively.

Earnings (Loss) Per Share of Common Stock

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2004 and 2003 because inclusion would have been antidilutive. There were no options or warrants outstanding at June 30, 2004 and 2003, respectively.

Reclassifications

Certain reclassifications have been made to prior year captions in order to conform to current year presentation.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 3- STOCKHOLDERS' EQUITY

The Company issued 2,531,780 shares of common stock to an investor for $50,000 on June 25, 2003. The Company on September 19, 2003 rescinded this transaction. The transfer agent on October 17, 2003 cancelled the stock.

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

The Company issued 1,075,000 shares of stock for cash of $65,000 and the conversion of a note of $105,000 in the fourth quarter of the Company's fiscal year.

The Company issued 24,825,00 shares of stock for director fees and other related expenses of $646,099 during acquisition of E-Direct, Inc. and for the purchase of E-Direct, Inc.'s assets valued at $3,970,000.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 4- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes in the three months ended June 30, 2004 and 2003. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At June 30, 2004 and 2003, the deferred tax assets consists of the following:

NOTE 5- SUBSEQUENT EVENTS

On July 20, 2004, the Company had retained Investor Growth, Inc. to assist with Investment Banking, Business Development, and Investor Relations. Investor Growth, Inc. transitions privately held entities and publicly trading companies into larger publicly traded markets. Investor Growth, Inc. has arranged $300,000 of equity financing and will participate in future financing records.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 the Company had working capital of $35,415 compared to working capital of $4,459 at June 30, 2003. The working capital increase was due to the Company's increased accounts payable and accrued expenses. The Company's current liabilities are higher than its assets due primarily to the tax liability and accounts payable from operations.

The Company's liquidity position is severely strained. Liquidity needs are currently being met by the issuance of common stock. On April 20, 2003, the Company's Board of Directors voted to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. The Company's ability to continue operations is dependent upon this business direction change and it's ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations.

RESULTS OF OPERATIONS

There was $127,993 in revenue derived from the Company for the three month period ended June 30, 2004. Similarly there was zero revenue for the three month period ended June 30, 2003.

There was $815,262 Operational Expenses for operations for the three month period ended June 30, 2004, compared to $45,541 operation expenses for the three month period ended June 30, 2003. This increase in operational expense is attributable to non-cash outlay of director's fees of stock.

There were no Sales and Marketing expenses for market awareness programs for the three month period ended June 30, 2004.

ITEM 3. Effectiveness of the registrant's disclosure controls and procedures

As of June 30, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended June 30, 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 20, 2004, a majority of the shareholders of the Company approved by written consent the Company's 2004 Employee Stock Incentive Plan.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31     Rule 13a-41(a)/15d-14(a) Certificates

32     Section 1350 Certifications

(b) Reports on Form 8-K

On May 20, 2004,the Company filed a current report on Form 8-K announcing the resignation of its President. The Company filed a current report on Form 8-K on June 21, 2004, announcing the appointment of 2 new Board members.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

Date: August 13, 2004

/s/ John Figliolini

John Figliolini

President

Date: August 13, 2004

/s/ Tim DeHerrera

Tim DeHerrera

Treasurer

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

---------------------------------------------------

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF

THE SECURITIES AND EXCHANGE ACT OF 1934

I John Figliolini, President, certify that:

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

Date: August 13, 2004

/s/ John Figliolini

John Figliolini

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

Date: August 13, 2004

/s/ Tim DeHerrera

Tim DeHerrera

Treasurer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlantis Business Development Corporation (the "Company") on Form 10-QSB for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I John Figliolini, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ John Figliolin

John Figliolini

President

Dated:     August 13, 2004

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlantis Business Development Corporation (the "Company") on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Tim DeHerrera, Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(4) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Tim DeHerrera

Tim DeHerrera

Treasurer

Dated:  August 13, 2004