Form 10QSB
period 2004-09-30
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2004-11-19
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X] No [ ]

As of September 30, 2004, there were 54,645,634 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2004 (Unaudited)

Statements of Operations for the Six Months ended

September 30, 2004 and 2003 with Cumulative Totals Since

April 1, 2003 (Unaudited)

Statements of Cash Flows for the Six Months ended

September 30, 2004 and 2003 with Cumulative Totals Since

April 1, 2003 (Unaudited)

Notes to Condensed Consolidated Financial Statements

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
(FORMERLY MEDPLUS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003
			Cumulative
			Totals Since
			April 1, 2003
	2004	2003	(See Note 1)

REVENUES	$ 253,666	$ -	$ 253,666

COST OF SALES	77,585	-	77,585

GROSS PROFIT	176,081	-	176,081

OPERATING EXPENSES
COMPENSATION	103,319	20,000	123,794
PROFESSIONAL FEES	805,581	31,750	841,611
OTHER	7,545	22,771	30,981
GENERAL AND ADMINISTRATIVE EXPENSES	48,775	-	48,775
OFFICE RENT AND EXPENSES	24,206	4,500	50,073
TRAVEL AND MEALS EXPENSES	12,346	3,203	17,812
CONTRACT SERVICES	-	-	49,435
STOCKHOLDER RELATIONS	-	-	10,183

TOTAL OPERATING EXPENSES	1,001,772	82,224	1,172,664

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(825,691)	(82,224)	(996,583)

OTHER INCOME (EXPENSE)
UNREALIZED LOSS ON INVESTMENT SECURITIES	(55,193)	-	(55,193)
REALIZED LOSS ON INVESMENT SECURITIES	(6,303)	-	(6,303)
BENEFICIAL INTEREST EXPENSE	(4,500)	-	(4,500)

TOTAL OTHER INCOME (EXPENSE)	(65,996)	-	(65,996)

NET LOSS BEFORE PROVISION FROM INCOME TAXES	$ (891,687)	$ (82,224)	$ (1,062,579)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (891,687)	$ (82,224)	$ (1,062,579)

EARNINGS PER SHARE
PER BASIC AND DILUTED SHARES	$ (0.031)	$ (0.017)	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	28,237,993	4,762,300

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
(FORMERLY MEDPLUS CORPORATION)
(A DEVELOPMENT STAGE CORPORATION)
BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

2004
ASSETS
Cash and cash equivalents	$ 26,942
Investments at cost	63,400
Marketable securities	11,244
Fixed assets - net	196,120
Goodwill	3,770,000
Subscription receivable	290,000
Deposit	500

Total Assets	$ 4,358,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 67,511
Accrued payroll taxes	288,156
Note payable	126,600

Total Liabilities	482,267

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, authorized 200,000,000
shares at September 30, 2004 and 54,645,634
shares issued and outstanding	54,646
Additional paid-in capital	5,424,520
Deficit accumulated during development stage	(1,603,227)
Total Stockholders' Equity	3,875,939

Total Liabilities and Stockholders' Equity	$ 4,358,206

Net Asset (Loss) Value Per Share	$ (0.071)

The accompanying notes are an integral part of the condensed consolidated financial statements

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
(FORMERLY MEDPLUS CORPORATION)
( A DEVELOPMENT STAGE CORPORATION)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
WITH CUMULATIVE TOTALS SINCE APRIL 1, 2003
			Cumulative
			Totals Since
			April 1, 2003
	2004	2003	(See Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (891,687)	$ (82,224)	$ (1,062,579)

Adjustments to reconcile net loss to net cash
used in operating activities:

Unrealized loss on investment securities	55,193	-	55,193
Depreciation	7,545	-	7,880
Beneficial interest expense	4,500	-	4,500
Common stock issued for director fees and related expenses	694,099	-	694,099
Investment received from sale of product	(72,720)	-	(72,720)

Changes in assets and liabilities:
Other liabilities	-	-	101
Other assets	(500)	-	(500)
Accounts payable and accrued expenses	21,965	12,224	66,742
Accrued payroll taxes	223	-	223
Total Adjustments	710,305	12,224	755,518
Net cash used in operating activities	(181,382)	(70,000)	(307,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property	-	-	(4,000)
Increase in investment	(40,900)	-	(63,400)
Realized loss on investment securities	6,303	-	6,303
Net cash used in investing activities	(34,597)	-	(61,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt - advances	-	-	105,000
Stock issued for cash	98,500	-	163,500
Issuance of note	126,600	70,000	126,600
Net cash provided by financing activity	225,100	70,000	395,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,121	-	26,942

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	17,821	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 26,942	$ -	$ 26,942

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of common stock for director fees and related expenses	$ 694,099	$ -	$ 694,099

Investment received from sale of product	$ 72,720	$ -	$ 72,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

NOTE 1- ORGANIZATION (CONTINUED)

Accordingly, the Company is now a Business Development Company that has elected to be regulated pursuant to Section 54 of the Investment Company Act of 1940. A Business Development Company is an investment company designed to assist eligible portfolio companies with capital formation.

With this new designation, the Company has decided to offset their existing additional paid-in capital to the deficits that had accumulated since inception (December 1986). The net result was that the deficits accumulated in the development stage were left with a balance of $540,643.

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

SEPTEMBER 30, 2004 AND 2003

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

At September 30, 2004, the Company maintained cash and cash equivalent balances at one financial institution which is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

SEPTEMBER 30, 2004 AND 2003

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

The useful lives of furniture and equipment for purposes of computing depreciation are:

Furniture and equipment                                  5-7 years

Depreciation expense for the six months ended September 30, 2004 was $7,545 .

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

SEPTEMBER 30, 2004 AND 2003

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. There were no advertising costs for the six months ended September 30, 2004 and 2003, respectively.

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

SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2004 and 2003 because inclusion would have been antidilutive. There were no options or warrants outstanding at September 30, 2004 and 2003, respectively.

Reclassifications

Certain reclassifications have been made to prior year captions in order to conform to current year presentation.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

SEPTEMBER 30, 2004 AND 2003

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

The Company issued 24,825,000 shares of stock for director fees and other related expenses of $646,099 during acquisition of E-Direct, Inc. and for the purchase of E-Direct, Inc.'s assets valued at $3,970,000.

The Company issued 266,667 shares of stock for director fees and other related expenses of $48,000 in September 2004.

The Company issued 3,716,667 shares of stock for cash of $98,500 between July and September 2004.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

NOTE 4- SUBSCRIPTION RECEIVABLE

Out of the 3,716,667 shares of stock issued for cash between July and September 2004, 2,000,000 shares are anticipated to be returned by the directors of the Company . 2,000,000 shares at $.16/share is approximately worth $320,000. The Company received $30,000 for these 2,000,000 shares in September 2004. Therefore, it is anticipated that $290,000 of stock be returned to the Company.

NOTE 5- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes in the six months ended September 30, 2004 and 2003. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At September 30, 2004 and 2003, the deferred tax assets consists of the following:

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

NOTE 6- SUBSEQUENT EVENTS

Departure of Directors or Principal Officers, Election of Directs, Appointment of Principal Officer:

October 5, 2004:

- John Figliolini was removed from his position as an officer of Atlantis Business Development Corp.

- Brian Zucker resigned from his position as Chairman of the Board of Directors.

- Tim DeHerrera was appointed President of the Company by the Board of Directors.

- Christopher Dubeau was appointed Chairman of the Board of Directors.

October 26, 2004:

- Brian Zucker resigned from his position as Chief Financial Officer and Director.

November 2, 2004:

- Louis Field and Rafael Marte resigned their positions as Directors.

November 3, 2004:

- Vince Trapasso resigned his position as a director.

Internal Revenue Service Office in Compromise:

The Company has approximately $288,156 recorded as a liability on its balance sheet. The Company has settled with the Internal Revenue Service for approximately $95,000 and upon payment, the company will reverse the remaining liability to Additional Paid in Capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 the Company had working capital of ($90,681) compared to working capital of ($575,256) at September 30, 2003. The working capital increase was due to the Company's acquisition of E-Direct

The Company's liquidity position is severely strained. Liquidity needs are currently being met by the issuance of common stock. On April 20, 2003, the Company's Board of Directors voted to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. The Company's ability to continue operations is dependent upon this business direction change and it's ability to raise additional equity and/or debt financing. This and other factors raise substantial doubt as to the Company's ability to continue as a going concern. Although the Company is actively engaged in activities with intent to raise equity and/or debt financing in order to meet its long-term liquidity needs, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary for continuing operations.

RESULTS OF OPERATIONS

There was $253,666 in revenue derived from the Company for the six month period ended September 30, 2004. Similarly there was zero revenue for the six month period ended September 30, 2003.

There was $1,001,772 Operational Expenses for operations for the six month period ended September 30, 2004, compared to $82,224 operation expenses for the six month period ended September 30, 2003. This increase in operational expense is attributable to non-cash outlay of director's fees of stock.

There were no Sales and Marketing expenses for the six month period ended September 30, 2004. Similarly there were zero Sales and Marketing expenses for the six month period ended September 30, 2003.

ITEM 3. Effectiveness of the registrant's disclosure controls and procedures

As of September 30, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the six-month period ended September 30, 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31 Rule 13a-41(a)/15d-14(a) Certificates

32 Section 1350 Certifications

(b) Reports on Form 8-K

On May 20, 2004, the Company filed a current report on Form 8-K announcing the resignation of its President. The Company filed a current report on Form 8-K on June 21, 2004, announcing the appointment of 2 new Board members.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

Date: November 19, 2004                                     /s/ Chris Dubeau

                                                                                Chris Dubeau

                                                                                CEO

Date: November 19, 2004                                    /s/ Tim DeHerrera

                                                                                Tim DeHerrera

                                                                                President