Form 10KSB
period 2004-12-31
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2005-04-01
CIK 812805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________ Commission file number ___________________________________

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

Nevada (State or other jurisdiction of incorporation or organization)	95-4082020 (I.R.S. Employer Identification No.)
100 NE 80th Terrace Miami, FL (Address of principal executive offices)	33138 (Zip Code)
Issuer's telephone number:	(305) 937-7776
Securities registered under Section 12(b) of the Exchange Act:	Common Stock, $.001 Par Value

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

The issuer's revenues for its most recent fiscal year. $426,865

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on the Over the Counter Bulletin Board on March 18, 2005 was approximately $110,000.

As of December 31, 2004, the Company had 1,228,456 shares issued and outstanding of its common stock.

TABLE OF CONTENTS

PART I

ITEM 1.	Description of Business...........................................................................................................3
ITEM 2.	Description of Property ..........................................................................................................3
ITEM 3.	Legal Proceedings....................................................................................................................3
ITEM 4.	Submission of Matters to a Vote of Security Holders.............................................................4

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters............................................... 4
ITEM 6.	Management's Discussion and Analysis of Plan of Operation......................................................5
ITEM 7.	Financial Statements .....................................................................................................6
ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..................................................................................25
ITEM 8A.	Controls and Procedures ....................................................................................................25
ITEM 8B	Other Information.......................................................................................................25

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act............................... 25
ITEM 10.	Executive Compensation ..................................................................................................26
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................................................27
ITEM 12.	Certain Relationships and Related Transactions...........................................................................27
ITEM 13.	Exhibits and Reports on From 8-K..............................................................................................28
ITEM 14.	Principal Accountants Fees and Services ...........................................................................28

PART IV

ITEM 15.	Signatures .........................................................................................................................29

PART I

Item 1. Description of Business.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION (the "Company") was initially incorporated as Vision Technology International in Delaware in December 1986 and changed its name to Medplus Corporation in 1992. In 2003, it changed its name to Atlantis Business Development Corporation. The Company is a reporting, publicly traded company that trades on the OTC Bulletin Board under the symbol ABDV. In late 1992, the Company's primary business was patient financing through the Company's acquisition of Patient Plus, Lincoln Professional Services Corporation and Financial Health Network. In May 1998, the Company drastically reduced operating its' patient finance operations and went into a minimum business operation mode seeking additional business opportunities. During fiscal year 2003, Medplus relocated its headquarters from Colorado Springs, Colorado to an office in Red Bank, New Jersey. During fiscal year 2004 the Company moved its headquarters to Miami, Fl. The Company's subsidiary E-Direct is a Fax Broadcaster and Opt-In Emailer doing business World Wide. E-Direct has over 220 Million opt-in email addresses from categories that range from investing to travel. E-Direct presently owns and operates over 120 servers for all marketing purposes as a multimedia marketing agency.

On April 20, 2003, the Company's Board of Directors voted to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. The decision to become a Business Development Company was made primarily to better reflect the Company's anticipated future business and developing relationships. At a shareholders meeting held November 15, 2004, shareholders approved a proposal allowing the Board of Directors to withdraw their election to be treated as a business development company. No such withdrawal has been made at this time.

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

The Company may not elect to withdraw its election to be regulated as Business Development Company without a vote of the holders of a majority of the outstanding voting securities. A majority of shareholders has authorized the Company to proceed to withdraw its election; however, the Board of Directors has not approved such an action. The Company may, but is not required, to take a controlling position in its investment companies. The Company's policy with respect to any assets that are not required to be invested ineligible portfolio companies or other companies qualifying under Section 55 of the Investment Company Act of 1940, as well as with respect to investing as part of a group, is to be left to the discretion of the Board of Directors. The Company will offer managerial assistance to each of its portfolio companies and reserves the right to be compensated by the portfolio companies at market rates for such services and possible equity ownership for such services.

Employees

---------

As of December 31, the Company had 2 full-time employees.

Item 2. Description of Property.

The Company leases its office facilities in Miami under a month-to-month lease agreement. The office space is fully utilized and management believes it to be suitable and adequate for it's reasonably foreseeable till expansion is necessary.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At a Special Meeting of shareholders held on November 15, 2004, pursuant to the Notice of Special Meeting of Stockholders dated November 5, 2004, the following actions were taken:

1. The Proposal to amend the Articles of Incorporation to change the Company's Name to E-Direct, Inc. was approved but no action has been taken at this time.

2. The Proposal to allow the Company's Board of Directors to withdraw it's election to be treated as a Business Development Company was approved. The company has not withdrawn it's Business Development status at this time

3. The Proposal to change the domicile of the Company to Nevada was approved

4. A Proposal was approved to elect the following individuals to the Board of Directors:

Chris Dubeau

Tim DeHerrera

Leon Golden

John Leo

5. The proposal to appoint Bagell, Josephs & Company LLP as independent auditors for the Company for the fiscal year ending December 31, 2004 was approved

At a special meeting of Shareholders held January 12, 2005, the Shareholders approved a Proposal to spin-off the Company's wholly owned subsidiary, E-Direct, Inc. 931,999 shares, or 75% of the issued and outstanding shares, voted in favor of the proposal.

No other matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common Stock is traded on the OTC Bulletin Board under the symbol ATBD. The high and low bid prices set forth through December 31, 2004 by fiscal quarter on the following table:

Bid High Bid Low Bid

--- -------- -------

Quarter ended March 31, 2003 $ .02 .01

Quarter ended June 30, 2003 $ .04 .02

Quarter ended September 30, 2003 $ .55 .35

Quarter ended December 31, 2003 $ .40 .25

Quarter ended March 31, 2004 $ .38 .30

Quarter ended June 30, 2004 $ .21 .18

Quarter ended September 30, 2004 $ .10 .09

Quarter ended December 31, 2004 $1.02 1.02

The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. The price also reflects a reverse split of the Company's stock during 2004. The prices represented in the quarter ended September 30, 2003 and subsequent quarters reflect the 1 for 10 stock reversal effectuated August 25, 2003. The prices represented in the quarter ended December 31, 2004 reflect the 1 for 100 stock reversal effectuated November 26, 2004. The March 28, 2005, the closing price of the Company's common stock on the OTC Bulleting Board was $1.25 bid and $1.30 asked. As of March 28, 2005 and to the best of the Company's knowledge, there were approximately 2250 holders of its common stock, however the Company believes that there are over 150 holders of its common stock held in "street name" by brokers and clearing houses.

The Company has not declared any cash dividends on its common stock in the past two years and has no present intention to pay cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the transitional period April 1, 2004 to December 31, 2004 and for the year ended March 2004, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

For the transitional period April 1, 2004 to December 31, 2004, the Company incurred a net loss of $1,793,094, compared to a net loss of $170,892 for the comparable 2004 period. The increase in the net loss in 2004 is primarily attributable to issuing shares of stock for director fees and other related expenses of during acquisition of E-Direct, Inc and the increase of professional fees and other expenses.

RESULTS OF OPERATIONS FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004 AND YEAR ENDED MARCH 31, 2004.

REVENUES

For the transitional period April 1, 2004 to December 31, 2004, the Company generated $426,865 in revenues. This is compared to zero revenue for the year ended March 31, 2004. The Company's revenues in 2004 were derived from fees paid to the Company's subsidiary E-Direct for multi media marketing services.

OPERATING EXPENSES

PROFESSIONAL FEES AND COMPENSATION

Professional fees and compensation for the transitional period April 1, 2004 to December 31, 2004 totaled $1,086,829 compared to $85,465 for the year ended March 31, 2004. This $1,001,364 increase resulted from the issuance of stock for directors fees, other compensation, investor awareness programs and other related expenses.

OTHER INCOME (EXPENSE)

Other income (expense) for the transitional period April 1, 2004 to December 31, 2004 was an expense of $115,486 as compared to an expense of zero for the year ended March 31, 2004. The increase in other expense was due to the realized loss on investment securities and related interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $16,398 and trade receivables of $0 as of December 31, 2004. Our total current assets were $202,612 as of the same date. We also had $3,770,000 in Goodwill, making our total assets $3,972,612. Our total current liabilities were $91,118 as of December 31, 2004. We had $82,518 in accounts payable and accrued expenses and $8,600 in a officer loan payable. For the same period ended March 31, 2004, we had cash of $17,821, accounts receivable of $0, and total current assets of $43,986. We had $46,777 in accounts payable and accrued expenses and total liabilities of $439,710.

As of December 31, 2004, we have no long-term commitments or contingencies.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 7. Financial Statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TRANSITIONAL PERIOD

APRIL 1, 2004 TO

DECEMBER 31, 2004

AND THE YEAR ENDED

MARCH 31, 2004

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO

DECEMBER 31, 2004 AND THE YEAR ENDED MARCH 31, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:                                                                                                     Page(s)

        Report of Independent Registered Public Accounting Firm -

            Bagell, Josephs & Co., LLC for the Transitional Period

            April 1, 2004 to December 31, 2004 and the Year Ended

            March 31, 2004                                                                                                                                                             1

        Consolidated Balance Sheet at December 31, 2004                                                                                                            2

        Consolidated Statement of Operations for Transitional Period

            April 1, 2004 to December 31, 2004 and the Year Ended

            March 31, 2004                                                                                                                                                             3

        Statements of Changes in Net Assets for Transitional Period

            April 1, 2004 to December 31, 2004 and the Year Ended

            March 31, 2004                                                                                                                                                             4

        Statements of Cash Flows for Transitional Period April 1, 2004

            to December 31, 2004 and the Year Ended March 31, 2004                                                                                          5

        Notes to the Consolidated Financial Statements                                                                                                               6-16

BAGELL, JOSEPHS & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atlantis Business Development Corporation

We have audited the accompanying consolidated balance sheet of Atlantis Business Development Corporation as of December 31, 2004, and the related consolidated statements of operations, consolidated changes in net assets and consolidated cash flows, for the transitional period April 1, 2004 to December 31, 2004 and the year ended March 31, 2004. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Bboard (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantis Business Development Corporation for the transitional period April 1, 2004 to December 31, 2004 and the year ended March 31, 2004, and the results of its operations, the changes in its net assets, and its cash flows, for the transition period and year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Gibbsboro, New Jersey

March 28, 2005

MEMBER OF:     AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                          NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                          PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

2004

ASSETS
Cash and cash equivalents	$ 16,398
Goodwill	3,770,000
Deposit	500
Fixed assets - net	185,714

Total Assets	$ 3,972,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 82,518
Due to officer	8,600

Total Liabilities	$ 91,118

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, authorized
200,000,000 shares at December 31, 2004 and
1,228,456 shares issued and outstanding	$ 1,228
Additional paid-in capital	6,384,895
Deficit accumulated	(2,504,629)

Total Stockholders' Equity	$ 3,881,494

Total Liabilities and Stockholders' Equity	$ 3,972,612

Net Asset (Loss) Value Per Share	$ 3.15

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The
	Transitional Period
	April 1, 2004	For the
	To	Year Ended
	December 31,	March 31,
	2004	2004

REVENUES:
Sales	$ 426,865	$ -

COST OF SALES	(152,024)	-

GROSS PROFIT	274,841	-

OPERATING EXPENSES:
Compensation	685,699	-
Professional fees and other	1,086,829	85,465
General and administrative expenses	92,279	63,461
Rent and other expenses	66,274	16,500
Travel	21,368	5,466

TOTAL OPERATING EXPENSES	1,952,449	170,892

LOSS BEFORE OTHER (EXPENSE)	(1,677,608)	(170,892)

OTHER (EXPENSE):
Realized loss on investment securities	(110,986)	-
Beneficial interest expense	(4,500)	-

TOTAL OTHER (EXPENSE)	(115,486)	-

INVESTMENT (LOSS), NET	(1,793,094)	(170,892)

NET (DECREASE) IN NET ASSETS FROM
OPERATIONS PER SHARE, BASIC AND DILUTED	$ (3.52)	$ (1.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	509,867	151,725

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECMEBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

			Additional		Total
	Common Stock		Paid in	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance, March 31, 2003	45,079,228	$ 45,079	$ 10,898,799	$ (11,243,578)	$ (299,700)

Recapitalization at April 1, 2003	2,532,072	2,532	(10,898,799)	10,896,267	-

Adjustment of IRS liability		-	-	(193,332)	(193,332)

Reverse stock split, 1 to 10	(42,849,000)	(42,849)	42,849	-	-

Common stock issued for debt
conversion	20,000,000	20,000	183,200	-	203,200

Common shares issued for cash	1,075,000	1,075	168,930	-	170,005

Net decrease in net assets
from operations	-	-	-	(170,892)	(170,892)

Balance, March 31, 2004	25,837,300	$ 25,837	$ 394,979	$ (711,535)	$ (290,719)

Common stock issued for purchase
of E-Direct, Inc. and related expenses	24,825,000	24,825	4,591,274	-	4,616,099

Common stock issued for directors fees
and expenses	266,667	267	47,733	-	48,000

Common stock issued for cash
and accounts receivable	3,716,667	3,717	390,534	-	394,251

Cancellation of shares	(1,700,000)	(1,700)	(288,300)	-	(290,000)

Common shares issued for cash	1,000,000	1,000	99,000	-	100,000

Common shares issued for compensation
and professional fees	149,983	150	5,850	-	6,000

Common shares issued for debt conversion	1,250,000	1,250	123,750	-	125,000

Retroactive treatment 1 to 100
reverse stock split	(54,792,161)	(54,793)	54,793	-	-

Common shares issued for compensation	675,000	675	775,575	-	776,250

Settlement of payroll taxes	-	-	189,707	-	189,707

Net decrease in net assets
from operations	-	-	-	(1,793,094)	(1,793,094)

Balance, December 31, 2004	1,228,456	$ 1,228	$ 6,384,895	$ (2,504,629)	$ 3,881,494

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The
	Transitional Period
	April 1, 2004	For the
	To	Year Ended
	December 31,	March 31,
	2004	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,793,094)	$ (170,892)

Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of securities	110,986	-
Depreciation	14,688	335
Beneficial interest expense	4,500	-
Common stock issued for director fees and related expenses	1,476,349	-
Investment received from sale of product	(72,720)	-

Changes in assets and liabilities:
Accounts payable and accrued expenses	(34,432)	44,777
Other assets	(500)	-
Other liabilities	-	101

Total Adjustments	1,498,871	45,213

Net cash used in operating activities	(294,223)	(125,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,000)
Increase in investments	(40,900)	(22,500)

Net cash (used in) investing activities	(40,900)	(26,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term debt - advances	8,600	105,000
Stock issued for cash	198,500	65,000
Issuance of note	126,600	-

Net cash provided by financing activity	333,700	170,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,423)	17,821

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	17,821	-

CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$ 16,398	$ 17,821

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of common stock for conversion of debt	$ -	$ 203,200

Adjustment of IRS liability and settltment	$ (189,707)	$ 193,332

Issuance of common stock for director fees and related expenses	$ 1,476,349	$ -

Investment received from sale of product	$ 72,720	$ -

Common stock issued for note payable conversion	$ 125,000	$ -

The accompanying notes are an integral part of the consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 1- ORGANIZATION AND BUSINESS

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

With this new designation, the Company as of April 1, 2003, has offset their existing additional paid-in capital to the deficits that had accumulated since inception (December 1986). The net result was that the deficits accumulated in the development stage was left with a balance of $540,643.

The Company acquired assets from an individual for $3,970,000 and put them into a newly formed wholly owned subsidiary E-Direct Inc. in the quarter ending June 30, 2004. The Company recognized $200,000 of assets and $3,770,000 of goodwill.

In January 2005, the Company merged with a Nevada corporation and remained the surviving corporation with a Nevada domicile.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the transitional period April 1, 2004 to December 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fiscal Year Change

Effective the calendar year beginning January 1, 2005, the Company has changed from a fiscal year end of March 31 to December 31. A nine month fiscal transition period from April 1, 2004 through December 31, 2004 precedes the start of the new calendar-year cycle.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents (Continued)

At December 31, 2004, the Company maintained cash and cash equivalent balances at two financial institutions which are insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Revenue Recognition

The Company records its revenue on the accrual basis, whereby revenue is recognized when earned and expenses recognized when incurred.

Development Stage

For the transitional period April 1, 2004 to December 31, 2004, the Company had revenues and thus is no longer considered to be in the development stage.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (Continued)

The useful lives of equipment for purposes of computing depreciation are:

                Equipment                                 5-7 years

Depreciation expense for the transitional period ended December 31, 2004 and the year ended March 31, 2004 was $14,688 and $335, respectively.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. The Company had, for the transitional period ended December 31, 2004 and the year ended March 31, 2004, $5,158 and $1,452 of advertising expense, respectively.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss In Net Assets From Operations Per Share

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no common stock equivalents outstanding for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	March 31,
	2004	2004

Net (loss)	$ (1,793,094)	$ (170,892)

Weighted average common shares
Outstanding (Basic)	509,867	151,725

Weighted average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted average common shares
Outstanding (Diluted)	509,867	151,725

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for their employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation", and has adopted the enhanced disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures", an amendment of SFAS No. 123. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123 and, as amended, SFAS 148.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are state at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discounted operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company at December 31, 2004 impaired $110,986 of worthless investments.

Reclassifications

Certain amounts in March 31, 2004 have been reclassified to conform to the December 31, 2004 presentation.

NOTE 3- INVESTMENTS IN PRIVATE CORPORATIONS

At December 31, 2004, the cost of investment for federal income tax purposes was the same for financial reporting purposes. Investments are made at cost. At December 31, 2004, the Company disposed of its private investments as these were deemed worthless. (See Note 2)

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 4- SHORT TERM DEBT- ADVANCES - DUE TO OFFICER

The advances represent notes that are due with no specific repayment terms from a related party.

NOTE 5- OPERATING LEASES

The Company leases office and facility space with various expiration dates through the year ended December 31, 2008. Monthly payments for the leases are approximately $7,600 per month.

Minimum lease payments under operating leases are as follows:

Year Ended

December 31,

2005                                            $91,200

2006                                              61,200

2007                                              61,200

2008                                              30,600

                                                    $244,200

NOTE 6- STOCKHOLDERS' DEFICIT

The following details the stock transactions for the year ended March 31, 2004:

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 6- STOCKHOLDERS' DEFICIT (CONTINUED)

The Company issued 20,000,000 shares of stock to convert $203,200 of payables and cancel their deferred compensation and employment contracts that existed from the prior officers and stockholders. The amount retired was agreed upon contractually.

The Company issued 1,075,000 shares of stock for cash of $65,000 and the conversion of a note of $105,000 in the fourth quarter of the Company's fiscal year ended March 31, 2004.

The following details the stock transactions for the transitional period April 1, 2004 to December 31, 2004:

The Company issued 24,825,000 shares of stock for director fees and other related expenses of $646,099 during acquisition of E-Direct, Inc. and for the purchase of E-Direct, Inc.'s assets valued at $3,970,000 including goodwill.

The Company issued 266,667 shares of stock for director fees and other related expenses of $48,000 in September 2004.

The Company issued 3,716,667 shares of stock for cash of $98,500 and a receivable due of $240,000 between July and September 2004.

The Company cancelled and recovered 1,700,000 shares of common stock from an investor for non performance.

The Company issued 1,000,000 shares of stock for $100,000 cash that was utilized for payment of back payroll taxes.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD ENDED DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 6- STOCKHOLDERS' DEFICIT (CONTINUED)

The Company issued 149,983 shares of stock for compensation and director fees of $6,000 in November 2004.

The Company issued 1,250,000 shares of stock in November 2004 for conversion of debt to an Officer of the Company.

The Board of Directors on November 18, 2004 voted to effectuate a 1 for 100 reverse stock split thereby decreasing the total number of outstanding shares by 54,792,161 shares.

The Company issued 675,000 shares of stock for compensation of $776,250 in December 2004.

NOTE 7- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the transitional period ended December 31, 2004 and the year ended March 31, 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At December 31, 2004, the deferred tax assets consists of the following:

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE TRANSITIONAL PERIOD ENDED DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 8- SUBSEQUENT EVENTS

On January 21, 2005 the Company has spun off its wholly owned subsidiary E-Direct, Inc. The proforma effect of the disposition is as follows:

Net Assets - Proforma                            $      628

Net Liabilities - Proforma                           79,343

Net Liabilities Over Assets                      $(78,715)

On March 7, 2005 the Company formed, as a wholly owned subsidiary, 727 Communications, Inc. This Company was formed to sell voice over the internet protocol (VOIP) minutes. The Company also in March 2005 signed an asset purchase agreement with its former subsidiary.

The Company on March 10, 2005 announced a three for one forward stock split that is effective March 31, 2005.

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

Item 8B. Other Information.

As of December 31, 2004, management is unaware of any additional information that were to be reported on From 8-K during the fourth quarter of the fiscal year ended December 31, 2004.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Set forth below are the Directors and Executive Officers of the Company and their ages and position(s) held as of the date of this report:

Name Age Position

---- --- --------

Chris Dubeau CEO, Chairman of the Board of Directors

Tim Deherrera President, Director

Leon Golden Director

John Leo Director

Tim DeHerrera. Mr. DeHerrera was President and Director of the Company from January 1996 to April 4, 2003 when he became Secretary and Treasurer of the Company and on October 5th 2004 became President again. Prior to joining the Company he was in the financial services sector for over fifteen years. He most recently was president of Alternative Finance Advisors, Inc, a company that consults to the credit industry for private label credit cards, affinity credit cards, installment based finance programs and others. As president of Medplus, a medical finance company, Mr. DeHerrera did extensive work in investment banking, capital formation, capital restructures, private placements and lender negotiations and development.

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

Leon Golden, Director. On April 4, 2003, Mr. Golden was appointed a Director of the Company. For the last two years, Mr. Golden had his own CPA practice in New York City. Also, he worked as a public accountant for another New York City CPA Firm for fifteen years. Mr. Golden concentrates in Broker-Dealer accounting. He earned a B.S. in Accounting from Brooklyn College.

John Leo, Director. On April 4, 2003, Mr. Leo was appointed a Director of the Company. Since December of 2001 he was a founder and Managing Partner of Venture Capital Partners, LLC a Jersey City consulting company. Also, in 2001 he was a financial advisor and OTC stock trader for AM Capital LLC, a New York City brokerage firm. From 1997 to 2001, Mr. Leo was an OTC stock trader for M.H. Meyerson & Co., Inc. of Jersey City. For eight years prior thereto he worked as a stock trader for various brokerage firms in the East coast area. Mr. Leo has obtained Series 7,63,55,24 and 3 licenses.

Item 10. Executive Compensation.

None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 2004. The following tables set forth the compensation received by the Company's Chief Executive Officer for services rendered during the fiscal year and the transictional period ended December 31, 2004.

Annual Compensation
Fiscal Year	Salary	Bonus	Other
Tim DeHerrera	President, Secretary	Dec. 31, 2004	None	None	$52,500
Brian Zucker	President	Dec. 31, 2004	$48,250	None	None
John Figliolini	President	Dec. 31, 2004	$90,444	None	None

Chris Dubeau	CEO	Dec. 31, 2004	None	None	$50,000

Mr. Zucker resigned as an officer and Director of the Company on October 26, 2004.

Mr. Figliolini resigned as an officer and Director of the Company on October 5, 2004.

Stock option plan. The Company's Incentive Option Plan (the "Plan") was adopted by the Company's Board of Directors and approved by the stockholders in April 2004. A total of 1,000,000 shares of Common Stock were reserved for issuance under the Plan. The Plan provides for the granting to certain employees of stock options, stock appreciation rights and supplemental bonuses. The Plan permits the grant of both "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), and non-statutory options, which do not meet the requirements of Section 422. The Company has issued stock options in the amount of 600,000 shares to employees of the Company and all have been exercised. A total of 400,000 shares remain available.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 28, 2005 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

Name of Beneficial Owner	Nature of Affiliation	Shares of Common Stock Beneficially Owned (3)	Percentage of Shares of Common Stock Beneficially owned
Tim DeHerrera(1)	President, Director	168,466	14%
Christopher Dubeau(1)	CEO, Chairman	722,950	59%
Leon Golden	Director	0	0%
John Leo (1)(3)	Director	11,000	Less than 1%
Gerald Jacoby(1)(4)	Director	25,000	2%
P. James Voloshin(1)(5)	Director	134,211	11%
Lloyd Madison(2) Capital Holdings, Inc.	Shareholder	93,890	8%
Officers, Directors and Affiliates as a group	Group of 7	1,155,517	94%

1. The address of these affiliates is 100 NE 80th Terrace, Miami, FL 33138

2. The address of this affiliate is 54 Broad Street, Suite 200B, Red Bank, NJ 07701

3. Mr. Leo resigned as a director on March 10, 2005

4. Mr. Jacoby became a director on January 14, 2005

5. Mr. Voloshin became a director on March 14, 2005

On December 31, 2004, there were 1,228,456 common shares outstanding.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits.

Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
23	Consent of Auditor	Included
31	Certification	Included
32	Certification	Included

Item 14. Principal Accountant Fees and Services.

Relationship with Independent Auditors

The firm of Bagell Josephs & Company served as the Company's independent public accountants for the year ended December 31, 2004. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

The aggregate fees billed by Bagell Josephs & Company for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal year ended December 31, 2004 was $30,000.

Audit-Related Fees

None

Tax Fees

The aggregate fees billed by Bagell Josephs & Company for professional services rendered for Internal Revenue Service work relating to the reinstatement of Offer in Compromise for the fiscal year ended December 31, 2004 was $ 5,000.

All Other Fees

None

PART IV

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

By: /s/ Tim DeHerrera

Tim DeHerrera, President

Date   March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Tim DeHerrera

Tim DeHerrera, Director, President

Date March 31, 2005

By:/s/ Tim DeHerrera

Christopher Dubeau, CEO, Chairman*

Date March 31, 2005