Form 10QSB
period 2005-03-31
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2005-05-16
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 0-16286

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4082020
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

100 NE 80th Terrace

Miami, FL 33138

(Address of principal executive offices)

(305) 935-7222

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

Yes [X] No [ ]

As of March 31, 2005, there were 3,943,750 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

(FORMERLY MEDPLUS CORPORATION)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at March 31, 2005 (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the

three months ended March 31, 2005 and March 31, 2004 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEET - (UNAUDITED)

MARCH 31, 2005

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended	
	March 31, 2005	March 31, 2004
REVENUE:		
Sales	$ 22,000	$ -
Total revenue	22,000	-
COST OF SALES	(18,500)	-
GROSS PROFIT	3,500	-
OPERATING EXPENSES:		
Impairment of goodwill	3,770,000	-
Compensation	17,500	6,698
Professional fees and other	10,049	13,268
General and administrative expenses	5,141	5,531
Rent and other expenses	-	8,497
Travel	-	2,263
Total operating expenses	3,802,690	36,257
(LOSS) FROM CONTINUING OPERATIONS	(3,799,190)	(36,257)
DISCONTINUED OPERATIONS		
(Loss) from discontinued operations	(10,891)	-
(Loss) on disposal	(172,080)	-
(Loss) from discontinued operations	(182,971)	-
Net (decrease) in net assets resulting from operations	$ (3,982,161)	$ (36,257)
Net (decrease) in net assets from continuing operations per share, basic and diluted	$ (1.54)	$ (0.41)
Net (decrease) in net assets from discontinued operations per share, basic and diluted	$ (0.07)	$ -
Weighted average number of shares outstanding, basic and diluted	2,586,103	87,435

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

For the three months ended March 31, 2005	For the three months ended March 31, 2004
CASH FLOW FROM OPERATING ACTIVITIES		
Continuing Operations:		
Net change in net assets resulting from operations	$ (3,799,190)	$ (36,257)
Adjustments to reconcile net change in net assets resulting from operations to net change used for operations:		
Depreciation and impairment	3,770,000	201
Common stock issued for compensation	17,500	
Changes in assets and liabilities:		
(Increase) accounts receivable	(6,000)	-
Decrease in accounts payable and other accrued payables	(34,951)	2,656
Other liabilities	-	101
Prepaid expenses and other assets	-	5,000
Net cash (used in) operating activities - continuing operations	(52,641)	(28,299)
Discontinued Operations:		
(Loss) from discontinued operations	(10,891)	-
Adjustments to Reconcile Net Cash (used in) discontinuing operations	- (4,879)	-
Net Cash (used in) Operating Activities - discontinuing operations	(15,770)	-
CASH FLOWS FROM INVESTING ACTIVITIES:		
Continuing Operations:		
Purchase of investments	-	(22,500)
Net cash (used in) investing activities from Continuing Operations	-	(22,500)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Continuing Operations:		
Stock issued for cash	140,000	65,000
Net cash (used in) financing activities from Continuing Operations	140,000	65,000
Net Increase in cash and cash equivalents for the period	71,589	14,201
Cash and cash equivalents, beginning of period	16,398	-
Cash and cash equivalents, end of the period	$ 87,987	$ 14,201
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:		
Common stock issued in acquisition of fixed assets	$ 700,000	$ -
Common stock issued for compensation	$ 17,500	$ -

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005 AND 2004

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

On January 21, 2005, the Company has spun off its wholly owned subsidiary E-Direct, Inc. The financial statements for the three months ended March 31, 2005 include reclassifications of the operations of the Company to reflect the disposal of the subsidiary below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

MARCH 31, 2005 AND 2004

NOTE 1- ORGANIZATION AND BUSINESS (CONTINUED)

On March 7, 2005, the Company formed, as a wholly owned subsidiary, 727 Communications, Inc. This Company was formed to sell voice over the internet protocol (VOIP) minutes. Also in March 2005 the Company signed an asset purchase agreement with its former subsidiary. The Company issued 2,000,000 shares of stock for certain assets and goodwill.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the three months ended March 31, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

MARCH 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Year Change

Effective the calendar year beginning January 1, 2005, the Company has changed from a fiscal year end of March 31, to December 31. A nine month fiscal transition period from April 1, 2004 through December 31, 2004 precedes the start of the new calendar-year cycle.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At March 31, 2005, the Company maintained cash and cash equivalent balances at two financial institutions which are insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Revenue Recognition

The Company records its revenue on the accrual basis, whereby revenue is recognized when earnings and expenses are recognized when incurred.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

MARCH 31, 2005 AND 2004

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

The useful lives of equipment for purposes of computing depreciation are:

Equipment 5-7 years

Depreciation expense for the three months ended March 31, 2005 and 2004 was $1,644 and $201, respectively in continuing operations.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

MARCH 31, 2005 AND 2004

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

The following is a reconciliation of the computation for basic and diluted EPS:

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

MARCH 31, 2005 AND 2004

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the statements. The Company recognized 3,770,000 as impairment of goodwill in the quarter ending March 31, 2005.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

MARCH 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are state at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discounted operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company disposed of its wholly-owned subsidiary E-Direct, Inc. during the quarter ended March 31, 2005. The loss from disposal of those assets was $172,080.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

MARCH 31, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in March 31, 2004 have been reclassified to conform to the March 31, 2005 presentation.

NOTE 3- SHORT TERM DEBT- ADVANCES

The advances represent notes that are due with no specific repayment terms from a related party.

NOTE 4- OPERATING LEASES

The Company leases office and facility space with various expiration dates through the year ended December 31, 2008. Monthly payments for the leases are approximately $7,600 per month.

Minimum lease payments under operating leases are as follows:

Fiscal Period Ended

March 31,

$ 83,700

61,200

61,200

                $206,100

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

MARCH 31, 2005 AND 2004

NOTE 5 - STOCKHOLDER'S DEFICIT

On March 31, 2005 and 2004, the Company has 200,000,000 shares of common stock authorized at a par value of $.001, and 3,943,750 and 258,373 shares issued and outstanding, respectively.

The following details the stock transactions for the three months ended March 31, 2005:

The Company issued 2,000,000 shares of stock valued at $700,000 in exchange for $86,040 of fixed assets and $613,960 of goodwill.

The Company issued 50,000 shares of stock to two of its officers for services valued at $17,500.

The Company issued 663,750 shares of stock with an average value of $0.21 per share for cash totaling $140,000.

The Company on April 5, 2005, announced a three for one forward stock split that is effective April 8, 2005.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

MARCH 31, 2005 AND 2004

NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the three months ended March 31, 2005. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At March 31, 2005, the deferred tax assets consist of the following:

NOTE 7- COMMITMENTS AND CONTINGENCIES

On January 7, 2005, the Company entered into an Equity Line of Credit Agreement with Ocean State Investments whereby the Company shall issue and sell to the investor, from time to time, shares of the Company's common stock in exchange for advances to the Company up to an aggregate of $5,000,000. The Company shall utilize the net proceeds from the advances for working capital purposes.

NOTE 8- SUBSEQUENT EVENTS

On April 5, 2005, the Company submitted a letter to the NASD for the forward stock split effective April 8, 2005. The Company recently changed the forward split record date from March 31, 2005 to April 8, 2005. The submission of the letter was done by Signature Stock Transfer, the Company's transfer agent.

On April 12, 2005, the Company announced a symbol change from ATBD to ABDE as a result of the three-for-one forward split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had working capital of ($744,350) compared to working capital of ($396,000) at March 31, 2004. The working capital increase was due to a good will association with the acquisition of fixed assets from a former subsidiary.

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

RESULTS OF OPERATIONS

There was $22,000 in revenue derived from the Company for the three-month period ended March 31, 2005. Similarly there was zero revenue for the three month period ended March 31, 2004.

There was $3,802,690 Operational Expenses for operations for the three-month period ended March 31, 2005, compared to $36,257 in operating expenses for the three-month period ended March 31, 2004. This increase in operational expense is attributable to the impairment of goodwill associated with the disposition of a subsidiary in the first quarter of 2005.

There were no Sales and Marketing expenses for the three month period ended March 31, 2005, or March 31, 2004.

ITEM 3. Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At a special meeting of the shareholders, held January 10, 2005, a majority of shareholders approved a plan to spin-off the Company's subsidiary, E-Direct, Inc.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31 Rule 13a-41(a)/15d-14(a) Certificates

32 Section 1350 Certifications

(b) Reports on Form 8-K

  On February 8, 2005, the Company filed a report on Form 8-K announcing the appointment of Christopher Dubeau as the Chief Executive Officer of the Company.
  On February 15, 2005, the Company filed a report on Form 8-K announcing the spin-off of its subsidiary, E-Direct, Inc.
  On February 17, 2005, the Company filed a report on Form 8-K announcing the appointment of Gerald Jacoby to the Board of Directors and to the office of Treasurer.
  On March 14, 2005, the Company filed a report on Form 8-K announcing the appointment of James Voloshin to the Board of Directors, and the resignation of John Leo as a member of the Board of Directors.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

Date: May 16, 2005

/s/ Christopher Dubeau

Christopher Dubeau

CEO

Date: May 16, 2005

/s/ Tim DeHerrera

Tim DeHerrera

President