Form 10QSB/A
period 2005-03-31
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2005-06-08
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amended Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 0-16286

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-4082020
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

| | For the three months ended March 31, 2005 | March 31, 2004 |
|---|---|---|
| **REVENUE:** | | |
| Sales | $ 22,000 | $ - |
| **Total revenue** | 22,000 | - |
| **COST OF SALES** | (18,500) | - |
| **GROSS PROFIT** | 3,500 | - |
| **OPERATING EXPENSES:** | | |
| Impairment of goodwill | 3,770,000 | - |
| Compensation | 17,500 | 6,698 |
| Professional fees and other | 10,049 | 13,268 |
| General and administrative expenses | 5,141 | 5,531 |
| Rent and other expenses | - | 8,497 |
| Travel | - | 2,263 |
| Total operating expenses | 3,802,690 | 36,257 |
| **(LOSS) FROM CONTINUING OPERATIONS** | (3,799,190) | (36,257) |
| **DISCONTINUED OPERATIONS** | | |
| (Loss) from discontinued operations | (10,891) | - |
| (Loss) on disposal | (172,080) | - |
| (Loss) from discontinued operations | (182,971) | - |
| **Net (decrease) in net assets resulting from operations** | $ (3,982,161) | $ (36,257) |
| **Net (decrease) in net assets from continuing operations per share, basic and diluted** | $ (1.54) | $ (0.41) |
| **Net (decrease) in net assets from discontinued operations per share, basic and diluted** | $ (0.07) | $ - |
| **Weighted average number of shares outstanding, basic and diluted** | 2,586,103 | 87,435 |

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

| | For the three months ended March 31, 2005 | For the three months ended March 31, 2004 |
|---|---|---|
| CASH FLOW FROM OPERATING ACTIVITIES | | |
| **Continuing Operations:** | | |
| Net change in net assets resulting from operations | $ (3,799,190) | $ (36,257) |
| Adjustments to reconcile net change in net assets resulting from operations to net change used for operations: | | |
| Depreciation and impairment | 3,770,000 | 201 |
| Common stock issued for compensation | 17,500 | |
| Changes in assets and liabilities: | | |
| (Increase) accounts receivable | (6,000) | - |
| Decrease in accounts payable and other accrued payables | (34,951) | 2,656 |
| Other liabilities | - | 101 |
| Prepaid expenses and other assets | - | 5,000 |
| **Net cash (used in) operating activities - continuing operations** | (52,641) | (28,299) |
| **Discontinued Operations:** | | |
| (Loss) from discontinued operations | (10,891) | - |
| Adjustments to Reconcile Net Cash (used in) discontinuing operations | -<br>(4,879) | - |
| Net Cash (used in) Operating Activities - discontinuing operations | (15,770) | - |
| CASH FLOWS FROM INVESTING ACTIVITIES: | | |
| **Continuing Operations:** | | |
| Purchase of investments | - | (22,500) |
| **Net cash (used in) investing activities from Continuing Operations** | - | (22,500) |
| CASH FLOWS FROM FINANCING ACTIVITIES: | | |
| **Continuing Operations:** | | |
| Stock issued for cash | 140,000 | 65,000 |
| **Net cash (used in) financing activities from Continuing Operations** | 140,000 | 65,000 |
| **Net Increase in cash and cash equivalents for the period** | 71,589 | 14,201 |
| **Cash and cash equivalents, beginning of period** | 16,398 | - |
| **Cash and cash equivalents, end of the period** | $ 87,987 | $ 14,201 |
| SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY: | | |
| Common stock issued in acquisition of fixed assets | $ 700,000 | $ - |
| Common stock issued for compensation | $ 17,500 | $ - |

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 , the Company had working capital of $44,350. The company expects to generate enough revenues from its wholly owned subsidiary 727 Communications, Inc that will sustain the operations. Additionally, the Company can rely on its Equity Line of Credit Agreement if necessary to fund operations.

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

Date: June 7, 2005

/s/ Christopher Dubeau

Christopher Dubeau

CEO