Form 10-Q
period 2005-06-30
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2005-08-15
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended June 30, 2005

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 1b-2 of the Exchange Act)

Yes [ ] No [X]

As of June 30, 2005, there were 12,613,750 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at June 30, 2005 (Unaudited)

Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2005 and June 30, 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the

six months ended June 30, 2005 and June 30, 2004 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

		2005
ASSETS		
Cash and cash equivalents	$	26,474
Accounts receivable - net		6,000
Fixed assets - net		84,848
Goodwill		613,960
Total Assets	$	731,282
LIABILITIES AND STOCKHOLDERS' EQUITY		
Accounts payable and accrued expenses	$	19,629
Short-term debt - advances		5,245
Total Liabilities	$	24,874
STOCKHOLDERS' EQUITY		
Common stock, $.001 par value, authorized 200,000,000 shares at June 30, 2005 and 12,613,750 shares issued and outstanding	$	12,614
Additional paid-in capital		7,337,351
Accumulated deficits		(6,643,557)
Total Stockholders' Equity	$	706,408
Total Liabilities and Stockholders' Equity	$	731,282
Net Asset Value Per Share	$	0.05

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2005 AND 2004

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

On January 21, 2005, the Company has spun off its wholly owned subsidiary E-Direct, Inc. The financial statements for the six months ended June 30, 2005 include reclassifications of the operations of the Company to reflect the disposal of the subsidiary below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

JUNE 30, 2005 AND 2004

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the six months ended June 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

JUNE 30, 2005 AND 2004

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

At June 30, 2005, the Company maintained cash and cash equivalent balances at two financial institutions which are insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Revenue Recognition

The Company records its revenue on the accrual basis, whereby revenue is recognized when earnings and expenses are recognized when incurred.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

JUNE 30, 2005 AND 2004

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

The useful lives of equipment for purposes of computing depreciation are:

Equipment 5-7 years

Depreciation expense for the six months ended June 30, 2005 and 2004 was $5,000 and $201, respectively in continuing operations.

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

JUNE 30, 2005 AND 2004

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

JUNE 30, 2005 AND 2004

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the statements. The Company recognized $3,770,000 as impairment of goodwill in the quarter ending March 31, 2005.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

JUNE 30, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are state at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discounted operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company disposed of its wholly-owned subsidiary E-Direct, Inc. during the quarter ended June 30, 2005. The loss from disposal of those assets was $172,080.

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

JUNE 30, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in June 30, 2004 have been reclassified to conform to the June 30, 2005 presentation.

NOTE 3- SHORT TERM DEBT- ADVANCES

The advances represent notes that are due with no specific repayment terms from a related party.

NOTE 4- OPERATING LEASES

The Company leases office and facility space with various expiration dates through the year ended December 31, 2008. Monthly payments for the leases are approximately $7,600 per month.

Minimum lease payments under operating leases are as follows:

Fiscal Period Ended

June 30,

2006                                        $ 83,700

2007                                           61,200

2008                                           61,200

                                               $206,100

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

JUNE 30, 2005 AND 2004

NOTE 5- STOCKHOLDERS' EQUITY

On June 30, 2005 the Company has 200,000,000 shares of common stock authorized at a par value of $.001, and 12,613,750 and 258,373 shares issued and outstanding.

The following details the stock transactions for the six months ended June 30, 2005:

The Company issued 2,000,000 shares of stock valued at $700,000 in exchange for $86,040 of fixed assets and $613,960 of goodwill.

The Company issued 50,000 shares of stock to two of its officers for services valued at $17,500.

The Company issued 663,750 shares of stock with an average value of $0.21 per share for cash totaling $140,000.

The Company issued 327,500 shares of stock for $35,250 in the quarter ending June 30, 2005, and recognized 83,575 of beneficial interest expense.

The Company on April 5, 2005, announced a three for one forward stock split that is effective April 8, 2005. The Company retroactively restated their shares to account for the split for June 2004.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(FORMERLY MEDPLUS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

JUNE 30, 2005 AND 2004

NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the six months ended June 30, 2005. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At June 30, 2005, the deferred tax assets consist of the following: