Form 10-Q
period 2005-09-30
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2005-11-14
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended September 30, 2005

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No X

As of September 30, 2005, there were 13,913,750 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at September 30, 2005 (Unaudited)

Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the

nine months ended September 30, 2005 and 2004 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

		2005
ASSETS		
Cash and cash equivalents	$	2,674
Fixed assets - net		77,436
Total Assets		80,110
LIABILITIES AND STOCKHOLDERS' EQUITY		
Accounts payable and accrued expenses		21,630
Short-term debt - advances		5,245
Total Liabilities		26,875
STOCKHOLDERS' EQUITY		
Common stock, $.001 par value, authorized 200,000,000 shares at September 30, 2005 and 13,913,750 shares issued and outstanding		13,914
Subscription receivable		(9,500)
Additional paid-in capital		7,309,018
Accumulated deficit		(7,260,197)
Total Stockholders' Equity		53,235
Total Liabilities and Stockholders' Equity	$	80,110

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,	
	2005	Reclassified 2004	2005	Reclassified 2004
REVENUE:				
Sales	$ -	$ 127,993	-	$ -
Total revenue	-	127,993	-	-
COST OF SALES	-	16,500	-	-
GROSS PROFIT	-	111,493	-	-
OPERATING EXPENSES:				
Impairment of goodwill	4,383,960	-	613,960	-
Compensation	58,750	44,062	44,000	-
Professional fees and other	34,791	756,211	8,800	-
General and administrative expenses	6,350	25,822	6,297	-
Rent and other expenses	-	13,097	-	-
Travel and meal expenses	-	12,126	-	-
Depreciation	8,604	201	-	-
Total operating expenses	4,492,455	851,519	673,057	-
(LOSS) FROM CONTINUING OPERATIONS	(4,492,455)	(740,026)	(673,057)	-
OTHER INCOME (EXPENSE)				
Unrealized loss on investment securities	-	(55,193)	-	(55,193)
Realized loss on investment securities	-	(6,303)	-	(6,303)
Beneficial interest expenses	-	(4,500)	-	(4,500)
TOTAL OTHER INCOME (EXPENSE)	-	(65,996)	-	(65,996)
DISCONTINUED OPERATIONS				
(Loss) from discontinued operations	(162,751)	(121,922)	(15,304)	(121,922)
(Loss) on disposal	(254,271)	-	(82,191)	-
(Loss) from discontinued operations	(417,022)	(121,922)	(97,495)	(121,922)
Net (decrease) in net assets resulting from operations	$ (4,909,477)	$ (927,944)	$ (770,552)	$ (187,918)
Net (decrease) in net assets from continuing operations per share, basic and diluted	$ (0.42)	$ (0.67)	$ (0.05)	$ (0.00)
Net (decrease) in net assets from discontinued operations per share, basic and diluted	$ (0.04)	$ (0.11)	$ (0.01)	$ (0.08)
Weighted average number of shares outstanding, basic and diluted	10,662,147	1,104,148	13,806,141	1,575,673

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

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

On January 21, 2005, the Company has spun off its wholly owned subsidiary E-Direct, Inc. The financial statements for the nine months ended September 30, 2005 include reclassifications of the operations of the Company to reflect the disposal of the subsidiary below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

NOTE 1- ORGANIZATION AND BUSINESS (CONTINUED)

On March 7, 2005, the Company formed, as a wholly owned subsidiary, 727 Communications, Inc. This Company was formed to sell voice over the internet protocol (VOIP) minutes. Also in March 2005 the Company signed an asset purchase agreement with its former subsidiary. The Company issued 2,000,000 shares of stock for certain assets and goodwill.

On September 16, 2005, the Company has spun off its wholly owned subsidiary 727 Communications, Inc. The financial statements for the nine months ended September 30, 2005 include reclassifications of the operations of the Company to reflect the disposal of the subsidiary below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. There was $613,960 of goodwill written off upon the disposition.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the nine months ended September 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

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

At September 30, 2005, the Company maintained cash and cash equivalent balances at two financial institutions which are insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Revenue Recognition

The Company records its revenue on the accrual basis, whereby revenue is recognized when earnings and expenses are recognized when incurred.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

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

The useful lives of equipment for purposes of computing depreciation are:

Equipment 5-7 years

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $8,604 and $0, respectively in continuing operations.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

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

The following is a reconciliation of the computation for basic and diluted EPS:

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the statements. The Company recognized $3,770,000 as impairment of goodwill in the quarter ending March 31, 2005. An additional $613,960 was recognized in the third quarter 2005.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in September 30, 2004 have been reclassified to conform to the September 30, 2005 presentation.

NOTE 3- SHORT TERM DEBT- ADVANCES

The advances represent notes that are due with no specific repayment terms from a related party.

NOTE 4- OPERATING LEASES

The Company leases office and facility space with various expiration dates through the year ended December 31, 2008. Monthly payments for the leases are approximately $7,600 per month.

Minimum lease payments under operating leases are as follows:

Fiscal Period Ended

September 30,

2006                                                                            $ 90,180

2007                                                                               61,200

2008                                                                               61,200

                                                                                   $212,580

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

NOTE 5- STOCKHOLDERS' EQUITY

On September 30, 2005 the Company has 200,000,000 shares of common stock authorized at a par value of $.001, and 13,913,750 shares issued and outstanding.

The following details the stock transactions for the nine months ended September 30, 2005:

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

The Company issued 1,300,000 shares of its stock with an average value of $0.10 per share to various investors for cash totaling $130,000.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

SEPTEMBER 30, 2005 AND 2004

NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the nine months ended September 30, 2005. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At September 30, 2005, the deferred tax assets consist of the following:

At September 30, 2005, the Company had federal net operating loss carry forwards in the approximate amounts of $6,582,000 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had working capital of $2,674. The company expects to generate enough revenues from its wholly owned subsidiary 727 Communications, Inc that will sustain the operations. Additionally, the Company can rely on its Equity Line of Credit Agreement if necessary to fund operations.

RESULTS OF OPERATIONS

There was $0.00 in revenue derived from the Company for the three-month period ended September 30, 2005. Similarly there was $0.00 revenue for the three month period ended September 30, 2004.

There was $4,492,455 Operational Expenses for operations for the nine-month period ended September 30, 2005, compared to $851,519 in operating expenses for the nine-month period ended September 30, 2004. This increase in operational expense is attributable to the impairment of goodwill associated with the disposition of a subsidiary in the first quarter of 2005.

There were no Sales and Marketing expenses for the three month period ended September 30, 2005, or September 30, 2004.

Off Balance Sheet Transactions

The Company had no off-balance sheet transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate risks.

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at September 30, 2005 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. We do not believe that our current debt exposes the Company to interest rate risks will significantly affect future net earnings.

Foreign Currency Risk. We have no foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings.

Derivatives. We do not use derivative financial instruments.

ITEM 4. Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the nine-month period ended September 30, 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

A special meeting of Shareholders, was held at 9:00 a.m., August 2nd, 2005, at 100 NE 80th Terrace, Miami, Florida 33138 for the following purposes:

1. To approve a plan to spin-off 727 Communications Inc.. ("727"). The Board of Directors has determined that a complete spin-off of 727 is advisable and in the best interests of Atlantis and its stockholders. We are preparing to spin-off 727 because it will allow its management team to focus on its core business which is separate and distinctive from Atlantis's.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

31 Rule 13a-41(a)/15d-14(a) Certificates

32 Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

Date: November 14, 2005

/s/ Christopher Dubeau

Christopher Dubeau

CEO