Form 10-K
period 2005-12-31
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2006-04-14
CIK 812805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securites Act: [ ] Yes [X] No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The issuer's revenues for its most recent fiscal year. $0.00 The registrant spun off it's two subsidiaries in 2005.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on the Over the Counter Bulletin Board on March 30, 2006 was approximately $6,519,791.

As of December 31, 2005, the Company had 14,013,750 shares issued and outstanding of its common stock.

TABLE OF CONTENTS

PART I

ITEM 1.	Description of Business. ..................3
ITEM 2.	Description of Property ... ....................9
ITEM 3.	Legal Proceedings......................9
ITEM 4.	Submission of Matters to a Vote of Security Holders . ...............9

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters.. ..............10
ITEM 6	Selected Financial Data...............10
ITEM 7.	Management's Discussion and Analysis of Plan of Operation ..........12
ITEM 7A.	Quatitative and Qualitative Disclosures about Market Risk.............13
ITEM 8.	Financial Statements ..................13
ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure................33
ITEM 9A.	Controls and Procedures ...................33
ITEM 9B	Other Information....................33

PART III

ITEM 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act ............33
ITEM 11.	Executive Compensation ...................34
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..............35
ITEM 13.	Certain Relationships and Related Transactions................35
ITEM 14.	Exhibits and Reports on From 8-K....................35

PART IV

ITEM 15.	Principal Accountants Fees and Services ..................36
Signatures ........................37

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

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. As of the fiscal year ended December 31, 2005, we sustained losses of $4 million. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of common stock and convertible debentures to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our Common Stock is Deemed to be "Penny Stock," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

With a price of less than $5.00 per share;

That are not traded on a "recognized" national exchange;

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of our officers and directors. We cannot assure you that we would be able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We do not presently maintain key-man life insurance policies on any of our officers or directors.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors, in the aggregate, own the majority of our common stock. Accordingly, our directors and executive officers, whether acting alone or together, will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

RISKS RELATED TO OUR OPERATION AS A

BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses.

We have not made any investments into other companies. We have not yet made any investments into other companies, and thus we have virtually no assets. We need to raise capital before we can make investments into, and offer managerial assistance to, other companies. We may not be successful in raising capital. In addition, if we are successful in raising capital, we may make investments that turn out to be worthless.

We have generated few revenues. We were incorporated in 1986 and have generated no revenue to date. Our primary activity to date has been development of our business plan, which has changed since our inception. Our success is dependent upon the successful development of our business model as a business development company, as to which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business. These include, but are not limited to, inadequate funding, competition, and investment development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. We may not ever be profitable.

We need to raise capital in order to fulfill our business plan. To date we have relied on private funding from our founders and directors and short-term borrowing to fund operations. We have generated no revenues and have extremely limited cash liquidity and capital resources. Any equity financings could result in dilution to our stockholders. Debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations.

Investing in our stock is highly speculative and you could lose some or all of your investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies generally and very small capitalization companies in particular.

Investing in our stock may be in appropriate for your risk tolerance. Our planned investments into other companies, in accordance with our investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal.

We will face a lot of competition, most of which is better capitalized and more experienced than us. We will face competition in our investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated business development company ("BDC"), we are required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of our competitors are not subject to this disclosure requirement. Our obligation to disclose this information could hinder our ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private venture capital fund.

We are subject to regulatory risks as a business development company. We are subject to regulation as a BDC. The loans and other investments that we expect to make in small business concerns are extremely speculative. Many of these concerns will be privately held. Even if a public market for their securities later develops, the securities we purchase are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

We plan to invest primarily in small, private companies. There are significant risks inherent in our planned venture capital business. We intend to invest a substantial portion of our assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. We intend to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our stock is intended to constitute a balanced investment program. We intend to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of our operating expenses. Such sales are unpredictable and may not occur. The terrorist acts in the United States of September 11, 2001 are the type of events that could severely impact a small company that does not have as many resources to ride out market downturns and would need immediate investment capital that might be temporarily unavailable.

There will be no liquid market for our portfolio investments. Most of our intended investments will be either equity securities acquired directly from small companies or below investment grade subordinated debt securities. Our portfolio of equity securities will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio may adversely affect our ability to dispose of such securities at times when it may be advantageous for us

Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of our expected portfolio companies may not be successful.

Our board of directors will value our portfolio investments. There is typically no public market of equity securities of the small privately held companies in which we intend to invest. As a result, the valuation of the equity securities in our portfolio is likely to be stated at fair value as determined by the good faith estimate of our Board of Directors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed.

Our quarterly results will fluctuate. Our quarterly operating results could fluctuate as a result of a number of factors. These factors include, among other things, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Employees

---------

As of December 31, the Company had 2 full-time employees.

Item 2. Property.

The Company leases its office facilities in Miami under a month-to-month lease agreement. The office space is fully utilized and management believes it to be suitable and adequate for it's reasonably foreseeable future untill expansion is necessary.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At a Special Meeting of shareholders held on August 2, 2005, pursuant to the Notice of Special Meeting of Stockholders dated August 2, 2005, the following actions were taken:

1. To approve a plan to spin-off 727 Communications, Inc. ("727". The Board of Directors has determined that a complete spin -off of 727 is advisable and in the best interests of Atlantis and its stockholders. 727 was spun off to allow its management team to focus on its core business, which is separate and distinctive from Atlantis'.

No other matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common Stock is traded on the OTC Bulletin Board under the symbol ATBD. The high and low bid prices are set forth for the year ended December 31, 2005 by fiscal quarter on the following table:

Bid	High Bid	Low Bid
---	--------	-------

Quarter ended March 31, 2005	$ .47	.47
Quarter ended June 30, 2005	$ .60	.08
Quarter ended September 30, 2005	$ .33	.05
Quarter ended December 31, 2005	$ .06	.03

The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. The price also reflects a reverse split of the Company's stock during 2004. The prices represented in the quarter ended September 30, 2003 and subsequent quarters reflect the 1 for 10 stock reversal effectuated August 25, 2003. The prices represented in the quarter ended December 31, 2004 reflect the 1 for 100 stock reversal effectuated November 26, 2004. The March 28, 2005, the closing price of the Company's common stock on the OTC Bulleting Board was $1.25 bid and $1.30 asked. As of March 31, 2006 and to the best of the Company's knowledge, there were approximately 2250 holders of its common stock, however the Company believes that there are over 150 holders of its common stock held in "street name" by brokers and clearing houses.

The Company has not declared any cash dividends on its common stock in the past two years and has no present intention to pay cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information for Atlantis Business Development as of and for each of the three years in the period ended December 31, 2005, and has been derived from our audited consolidated financial statements.

The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2005	2004(1)	2004(2)

STATEMENT OF OPERATIONS DATA:
Net Revenues	$-	$-	$-
Loss from continuing operations	$(4,508,922)	$(1,952,449)	$(170,892)
Gain (Loss) from Discontinued Operations	$(328,183)	$274,851	$-)
PER SHARE DATA:
Basic and diluted net loss per share of common stock:
Net increase (decrease) in net assets from total operations, per share basic and diluted	$(0.034)	$(3.29)	$-
Weighted average number of shares outstanding, basic and diluted	13,952,337	509,867	151,725
December 31,
	2005	2004

BALANCE SHEET DATA:
Cash and cash equivalents	$273	$16,398
Fixed assets - net	$73,134	$86,040
Fixed Assets held for disposal	$-	$99,674
Goodwill	-	3,770,000
Deposit	-	500
Total assets	$73,407	$3,972,612
Stockholders' equity (deficit)	$62,139	$3,881,494

    (1)    Represents Transition Period from April 1, 2004 through December 31, 2004

    (2)    Represents Year Ended March 31, 2004

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the period ended December 31, 2005 and for the transitional period ended December 31, 2004, and for the year ended March 31,2004, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

For the period December 31, 2005, the Company incurred a net loss of $4,920,680, compared to a net loss of $1,793,094 for the transitional period ended December 31, 2004 and compared to 170,892 loss in March 31, 2004., The increase in the net loss in 2005 is primarily attributable to issuing shares of stock for director fees and the increase of professional fees and other expenses, as well as the loss of revenues from the spin off of the Company's subsidiaries.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005, FOR THE TRANSITIONAL PERIOD DECEMBER 31, 2004, AND THE YEAR ENDED MARCH 31, 2004.

REVENUES

The company is not reporting any revenues as the company reclassified the revenues into discontinued operations. The company has spun off two wholly owned subsidiaries in the year ended 2005.

OPERATING EXPENSES

For the periods presented the operating expenses were 4,508,922 for the year ended December 31, 2005, for the transitional period December 2004 1,952,449, and the year ended march 31, 2004 170,892.

The reason the operating expenses were higher over the other periods presented was because the company impaired 4,383,960 of good will upon the disposition of its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The company has spun off its wholly owned subsidiaries at December 31, 2005 is left with the total assets of $73,407. The company has$ 11,268 at December 31, 2005. The company has an equity line of credit with ocean state investments where they can raise money to satisfy there current bills over the next year.

As of December 31, 2005, we have no long-term commitments or contingencies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's investment activities contain elements of risk. The portion of the Company's investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interest in the portfolio is stated at "fair value" and determined in good faith by the Board of Directors on a quarterly basis in accordance with the Company's investment valuation policy.

In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company's consolidated statement of operations as "Net unrealized appreciation (depreciation) on investment".

At times a portion of the Company's portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Company's portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of December 31, 2005, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company's investments.

Item 8. Financial Statements and Supplementary Data.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD

APRIL 1, 2004 TO

DECEMBER 31, 2004

AND THE YEAR ENDED

MARCH 31, 2004

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO

DECEMBER 31, 2004, AND THE YEAR ENDED MARCH 31, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:                                                                                                         Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                 1

Consolidated balance sheets at December 31, 2005 and 2004                                                                                           2

Consolidated statement of operations for the year ended

    December 31, 2005, the transitional period April 1, 2004 to

    December 31, 2004 and the year Ended March 31, 2004                                                                                              3

Consolidated statements of changes in stockholders' equity (deficit)

    for the year ended December 31, 2005 for transitional period

    April 1, 2004 to December 31, 2004 and the year ended March 31, 2004                                                                 4-5

Consolidated statements of cash flows for the year ended

    December 31, 2005, for transitional period April 1, 2004 to

    December 31, 2004 and the year ended March 31, 2004                                                                                             6

Notes to the consolidated financial statements                                                                                                             7-17

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atlantis Business Development Corporation

We have audited the accompanying consolidated balance sheets of Atlantis Business Development Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, consolidated changes in stockholders' equity (deficit) and consolidated cash flows, for the year ended December 31, 2005, the transitional period April 1, 2004 to December 31, 2004 and the year ended March 31, 2004. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantis Business Development Corporation for the year ended December 31, 2005, the transitional period April 1, 2004 to December 31, 2004 and the year ended March 31, 2004, and the results of its operations, the changes in its stockholders' equity (deficit), and its cash flows, for the transition period and years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Gibbsboro, New Jersey

March 30, 2006

MEMBER OF:      AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

The accompanying notes are an integral part of the consolidated financial statements

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2005,

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004 AND

FOR THE YEAR ENDED MARCH 31, 2004

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2005,

FOR THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004 AND

FOR THE YEAR ENDED MARCH 31, 2004

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005,

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2005 AND

FOR THE YEAR ENDED MARCH 31, 2004

For the year ended December 31, 2005 (Audited)	(Reclassified) For the transitional period April 1, 2004 to December 31, 2004 (Audited)	For the year ended March 31, 2004 (Audited)
CASH FLOW FROM OPERATING ACTIVITIES			
Continuing Operations:			
Net change in net assets resulting from operations	$ (4,592,497)	$ (2,067,935)	$ (170,892)
Adjustments to reconcile net change in net assets resulting from operations to net change used for operations:			
Impairment	4,383,960	110,986	-
Depreciation	12,906	14,688	335
Beneficial interest expense	83,575	4,500	-
Common stock issued for compensation	22,000	-	-
Common stock issued for director fees and related expenses	-	1,476,349	-
Investment received from sale of product	-	(72,720)	-
Changes in assets and liabilities:			
Decrease (increase) in prepaid expenses and other assets	-	(500)	-
Increase (decrease) in accounts payable and other accrued payables	(68,438)	(34,432)	44,777
Increase in other liabilities	-	-	101
Net cash (used in) operating activities - continuing operations	(158,494)	(569,064)	(125,679)
Discontinued Operations:			
(Loss) gain from discontinued operations and disposal	(328,183)	274,841	-
Adjustments to Reconcile Net Cash (used in) discontinuing operations	159,557	-	-
Net Cash (used in) provided by operating activities - discontinued operations	(168,626)	274,841	-
CASH FLOWS FROM INVESTING ACTIVITIES:			
Continuing Operations:			
Increase in investment	-	(40,900)	-
Purchase of property and equipment, net		-	(4,000)
Purchase of investments	-	-	(22,500)
Net cash provided by (used in) investing activities from continuing operations	-	(40,900)	(26,500)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Continuing Operations:			
Proceeds of advances	15,245	8,600	105,000
Payments of advances		-	-
Issuance of note	-	126,600	-
Stock issued for cash	295,750	198,500	65,000
Net cash provided by financing activities from continuing operations	310,995	333,700	170,000
Net Increase(decrease) in cash and cash equivalents for the period	(16,125)	(1,423)	17,821
Cash and cash equivalents, beginning of period	16,398	17,821	-
Cash and cash equivalents, end of the period	273	16,398	17,821
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:			
Issuance of common stock for conversion of debt	$ -	$ (189,707)	$ 203,200
Adjustment of IRS liability and settlement	$ -	$ (189,707)	$ 193,332
Issuance of common stock for director fees and related expenses	$ 22,000	$ 1,476,349	$ -
Investment received from sale of product	$ -	$ 72,720	$ -
Common stock issued for note payable conversion	$ -	$ 125,000	$ -
Issuance of common stock for equipment and goodwill	$ 700,000	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

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

With this new designation, the Company as of April 1, 2003, has offset their existing additional paid-in capital to the deficits that had accumulated since inception (December 1986). The net result was that the deficit accumulated in the development stage was left with a balance of $540,643.

The Company acquired assets from an individual for $3,970,000 and put them into a newly formed wholly owned subsidiary E-Direct Inc. in the quarter ending June 30, 2004. The Company recognized $200,000 of assets and $3,770,000 of goodwill.

In January 2005, the Company merged with a Nevada corporation and remained the surviving corporation with a Nevada domicile.

On January 21, 2005, the Company spun off its wholly owned subsidiary E-Direct, Inc. The financial statements for the years ended December 31, 2005 and 2004 include reclassifications of the operations of the Company to reflect the disposal of the subsidiary below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". There was $3,770,000 of goodwill written off with the disposition.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

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

On September 16, 2005, the Company spun off its wholly owned subsidiary 727 Communications, Inc. The financial statements for the year ended December 31, 2005 include reclassifications of the operations of the Company to reflect the disposal of the subsidiary below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. There was $613,960 of goodwill written off upon the disposition.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the year ended December 31, 2005 and for the transitional period April 1, 2004 to December 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2005, the Company has no subsidiaries. The statements are presented as consolidated to reflect past companies.

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

Fiscal Year Change

Effective the calendar year beginning January 1, 2005, the Company has changed from a fiscal year end of March 31st to December 31st. A nine-month fiscal transition period from April 1, 2004 through December 31, 2004 precedes the start of the new calendar-year cycle.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At December 31, 2005, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Revenue Recognition

The Company records its revenue on the accrual basis, whereby revenue is recognized when earned and expenses recognized when incurred.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

                Computers, and equipment                                                 5 years

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

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

Advertising

The Company expenses the costs associated with advertising as incurred. The Company had, for the year ended December 31, 2005, the transitional period ended December 31, 2004 and the year ended March 31, 2004, $0, $5,158 and $1,452 of advertising expense, respectively.

Goodwill And Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $3,770,000 of goodwill for the transitional period ended December 31, 2004. The Company also recognized another $613,960 of goodwill during the first quarter 2005 when it acquired another company. By the end of the third quarter 2005, the Company had spun-off both of these entities and impaired the goodwill of $4,383,960 associated with the acquisitions.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss In Net Assets From Operations Per Share

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no common stock equivalents outstanding for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

Share Based Payments (continued)

fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain amounts for the year ended December 31, 2004 and March 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on the net loss for the years ended December 31, 2004 and March 31, 2004.

NOTE 3- FIXED ASSETS

Fixed Assets consist of the following at December 31, 2005, 2004 and March 2004:

Depreciation expense for the years ended December 31, 2005, 2004 and March 2004 was $12,906, $14,688 and $335, respectively.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 4- SHORT-TERM ADVANCES - DUE TO OFFICER

The advances represent notes that are due with no specific repayment terms from a related party.

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT)

On December 31, 2005 and 2004 the Company has 200,000,000 shares of common stock authorized at a par value of $.001, and 14,013,750 and 1,228,456 shares issued and outstanding, respectively.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The Company issued 266,667 shares of stock for director fees and other related expenses of $48,000 in September 2004.

The Company issued 3,716,667 shares of stock for cash of $98,500 and a receivable due of $240,000 between July and September 2004.

The Company cancelled and recovered 1,700,000 shares of common stock from an investor for non-performance.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

The Company on November 17, 2005 issued 50,000 shares of its stock with a fair market value of $0.05 per share for compensation valued at $2,500.

The Company on December 6, 2005 issued 50,000 shares of its stock with a fair market value of $0.04 per share for compensation valued at $2,000.

NOTE 6- COMMITMENTS AND CONTINGENCIES

On January 7, 2005, the Company entered into an Equity Line of Credit Agreement with Ocean State Investments whereby the Company shall issue and sell to the investor, from time to time, shares of the Company's common stock in exchange for advances to the Company up to an aggregate of $5,000,000. The Company shall utilize the net proceeds from the advances for working capital purposes.

NOTE 7- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the year ended December 31, 2005, the transitional period ended December 31, 2004 and the year ended March 31, 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

16

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

AND THE YEAR ENDED MARCH 31, 2004

NOTE 7- PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2005, 2004 and March 2004, the deferred tax assets consists of the following:

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of December 31, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2005, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 9B. Other Information.

As of December 31, 2005, management is unaware of any additional information that were to be reported on From 8-K during the fourth quarter of the fiscal year ended December 31, 2005.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Set forth below are the Directors and Executive Officers of the Company and their ages and position(s) held as of the date of this report:

Name	Age	Position
----	---	--------
Chris Dubeau CEO,		Chairman of the Board of Directors
Gerald Jacoby		Director
Mosin A. Shaw		Director
Ralph Nerett		Director
Christopher Dubeau,

Christopher Dubeau (CEO/ Chairman of the Board )
Mr. Dubeau has served on the Board of the Directors since June 10th, 2004 and was appointed the Chairman of the Board on October 5th, 2004. He also was appointed CEO of Atlantis on November 17th, 2004.

Mr. Dubeau has extensive knowledge in the technology field ranging from computer programming, networking and Voice over the Internet (VOIP). Mr. Dubeau also has 8 years of managerial experience in several various business.

Since becoming a member of the Board of Directors, in June 2004, he has saved the company from IRS debt problems, put the company on the plus side with the accountings, raised money for subsidiaries, issued dividends to shareholders from spin offs of subsidiary companies, and made a positive outlook for all Atlantis shareholders for the future.

Gerald Jacoby.

Born in Brooklyn NY, graduated Poly Prep High School, then attending Bethany College to Receive a Bachelors Degree. After spending several years in other businesses he went into the automotive parts business which was built over the next 20 years into one of the most successful automotive transmission parts and manufacturing companies in the US , achieved through innovative marketing techniques.

During this period he also founded a marine engine manufacturing company along with becoming the President of the world renowned boat company Cigarette. During his tenure with Cigarette he became the world class offshore powerboat race driver winning both a national and a world's championship. After several years producing race engines for the boating community he took his engine company public.

Mosin A. Shaw.

Born in Multan, Pakistan. Graduated with a Bachelor Degree from a Government College and moved to the U.S. and became an American citizen. Shah is employed at Kendall Toyota, the world's largest Toyota dealership and became one of the top sales representatives at the dealership, meeting and exceeding all sales goals because of his attention to detail. Due to his overall knowledge of the products and general day to day management of the business, Mr. Shah was promoted to the position of Sales Manager. He is now responsible for the oversight of 60 sales people and increasing sales and profitability.

Ralh Nerett.

Ralph Nerette is the Sales Manager of Lexus of Pembroke Pines and has served in that position since October of 2005. In this position, Ralph is responsible for an inventory of over $10,000,000.00 and a staff of 50 sales people and others, and the daily operation of a 300 car per month dealership.

Prior to joining Lexus of Pembroke Pines, Ralph was The General Manager at Mazda of Kendall, where he was instrumental at making it the most profitable Mazda dealership in Miami-Dade County. Other dealerships that Ralph has been involved with includes Lexus of Kendall where he held the positions of Finance Manager and promoted to Sales Manager; Dadeland Dodge as the General Manager; Kendall Toyota as the Finance Manager; South Motors Group where he started his automotive career in 1993.

Ralph spent over six year in the United States Marine Corps where he served his country honorably in various military duties that included translation and interrogation among other duties. Ralph is fluent in five languages (English, French, Spanish, Creole, Japanese). Attended High School at John Bowne H.S. in Queens, NY. Went to College at FIU in Florida majored in electrical engineering. Trained in Financing and Sales Management with GECAL, Oxford Financial, and JM&A.

Item 11. Executive Compensation.

None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 2004. The following tables set forth the compensation received by the Company's Chief Executive Officer for services rendered during the fiscal year and the transictional period ended December 31, 2004.

	Capacity in	Annual Compensation
Individual	which served	Fiscal Year	Salary	Bonus	Other
Tim DeHerrera*	President, Secretary	Dec. 31, 2005 Dec. 31, 2004	None None	None None	None $52,500
Brian Zucker*	President	Dec. 31, 2004	$48,250	None	None
John Figliolini*	President	Dec. 31, 2004	$90,444	None	None
Chris Dubeau*	CEO	Dec. 31, 2005 Dec. 31, 2004	None None	None None	None $50,000

*Mr. Zucker resigned as an officer and Director of the Company on October 26, 2004.

*Mr. Figliolini resigned as an officer and Director of the Company on October 5, 2004.

*Mr. DeHerrera resisned as an officer and Director of the Company on June 6, 2004

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 30, 2006 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

Name of Beneficial Owner	Nature of Affiliation	Shares of Common Stock Beneficially Owned (3)	Percentage of Shares of Common Stock Beneficially owned
Christopher Dubeau(1)	CEO, Chairman	13,093,850	66.5%
Gerald Jacoby(1)(4)	Director	125,000	Less than 1%
Mosin A. Shaw	Director	50,000	Less than 1%
Ralph Nerett	Director	50,000	Less than 1%
Officers, Directors and Affiliates as a group	Group of 7	13,094,075	66.5%

1. The address of these affiliates is 100 NE 80th Terrace, Miami, FL 33138

2. The address of this affiliate is 54 Broad Street, Suite 200B, Red Bank, NJ 07701

On December 31, 2005, there were 14,013,750 common shares outstanding.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

Relationship with Independent Auditors

The firm of Bagell Josephs & Company served as the Company's independent public accountants for the year ended December 31, 2005. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

The aggregate fees billed by Bagell Josephs & Company for professional services rendered for the audit of the Company's annual financial statements on Form 10-K and the reviews of the financial statements included in the Company's Form 10-QSB's for the fiscal year ended December 31, 2005 was $30,000.

Audit-Related Fees

None

Tax Fees

The aggregate fees billed by Bagell Josephs & Company for professional services rendered for Internal Revenue Service work relating to the reinstatement of Offer in Compromise for the fiscal year ended December 31, 2005 was $ 5,000.

All Other Fees

None

PART IV

Item 15. Exhibits.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

By:/s/ Christopher Dubeau

                                Christopher Dubeau, CEO

Date April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Christopher Dubuea

                    Christopher Dubeau, CEO, Chairman

Date  April 14, 2006