Form 10-Q
period 2006-03-31
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2006-05-15
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended March 31, 2006

Commission File Number 0-16286

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-4082020
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

100 NE 80th Terrace

Miami, FL 33138

(Address of principal executive offices)

(305) 677-3111

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

As of March 31, 2006, there were 14,158,750 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:                                                         Page(s)

Condensed consolidated Balance Sheets as of March 31, 2006

    (unaudited) and December 31, 2005 (audited)

Condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005 (unaudited)

Condensed consolidated statements of cash flows for the three months

    Ended March 31, 2006 and 2005 (unaudited)

Notes to the condensed consolidated financial statements

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

March 31, 2006	March 31, 2005
REVENUE:		
Sales	$ -	$ 22,000
Total revenue	-	22,000
COST OF SALES	-	18,500
GROSS PROFIT	-	3,500
OPERATING EXPENSES:		
Impairment of goodwill	-	3,770,000
Compensation	-	17,500
Professional fees and other	5,800	10,049
General and administrative expenses	10,447	5,141
Total operating expenses	16,247	3,802,690
(LOSS) FROM CONTINUING OPERATIONS	(16,247)	(3,799,190)
DISCONTINUED OPERATIONS		
Gain (loss) from discontinued operations	-	(10,891)
(Loss) on disposal	-	(172,080)
Gain (Loss) from discontinued operations	-	(182,971)
Net (decrease) in net assets resulting from operations	$ (16,247)	$ (3,982,161)
Net (decrease) in net assets from continuing operations per share, basic and diluted	$ (0.00)	$ (1.47)
Net increase (decrease) in net assets from discontinued operations per share, basic and diluted	$ -	$ (0.07)
Weighted average number of shares outstanding, basic and diluted	14,084,639	2,586,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BUSINESS

The condensed consolidated unaudited interim financial statements included herein have been prepared by Atlantis Business Development Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the three months ended March 31, 2006 and 2005 may not be indicative of the results for the entire year.

These condensed consolidated unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BUSINESS (CONTINUED)

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the three months ended March 31, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2006, the Company has no subsidiaries. The statements are presented as consolidated to reflect past companies.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At March 31, 2006, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

NOTE 3- FIXED ASSETS

Fixed Assets consist of the following at March 31, 2006 and December 31, 2005:

Depreciation expense for the three months ended March 31, 2006 and December 31, 2005, was $4,302 and $12,906, respectively.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 4- SHORT-TERM ADVANCES - DUE TO OFFICER

The advances represent notes that are due with no specific repayment terms from a related party.

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT)

On March 31, 2006, the Company had 200,000,000 shares of common stock authorized at a par value of $.001, and 14,158,750 shares issued and outstanding.

The Company on February 15, 2006 issued 145,000 shares of its stock with an average fair market value of $0.09 per share for cash totaling $13,330.

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

NOTE 7- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the three months ended March 31, 2006. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At March 31, 2006 and December 31, 2005, the deferred tax assets consists of the following:

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 7- PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2006 and March 31, 2005, the deferred tax assets consists of the following:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At Mach 31, 2006, the Company had working capital of $1,658. Additionally, the Company can rely on its Equity Line of Credit Agreement if necessary to fund operations.

RESULTS OF OPERATIONS

There was $0.00 in revenue derived from the Company for the three-month period ended March 31, 2006. There was $22,0000 revenue for the three month period ended March 31, 2005.

There was $16,247 Operational Expenses for operations for the three-month period ended Mach 31, 2006, compared to $3,802,690 in operating expenses for the three-month period ended March 31, 2005. This increase in operational expense is attributable to the impairment of goodwill associated with the disposition of a subsidiary in the first quarter of 2005.

There were no Sales and Marketing expenses for the three month period ended March 31, 2006, or Mach 31, 2005.

Off Balance Sheet Transactions

The Company had no off-balance sheet transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate risks.

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at March 31, 2006 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. We do not believe that our current debt exposes the Company to interest rate risks will significantly affect future net earnings.

Foreign Currency Risk. We have no foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings.

Derivatives. We do not use derivative financial instruments.

ITEM 4. Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended March 31, 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

31     Rule 13a-41(a)/15d-14(a) Certificates

32     Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

Date: May 12, 2006

                                                                                                                            /s/ Christopher Dubeau

                                                                                                                            Christopher Dubeau

                                                                                                                            CEO