Form 10-Q
period 2006-06-30
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2006-08-14
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended June 30, 2006

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No [X]

As of June 30, 2006, there were 18,158,750 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS: Page(s)

Condensed consolidated Balance Sheets as of June 30, 2006                                                                                                                                 3

    (unaudited) and December 31, 2005 (audited)

Condensed consolidated statements of operations for the six and three months                                                                                                        4

    Ended June 30, 2006 and 2005 (unaudited)

Condensed consolidated statements of cash flows for the six and three months                                                                                                        5

    Ended June 30, 2006 and 2005 (unaudited)

Notes to the condensed consolidated financial statements                                                                                                                                     6 - 12

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 1- ORGANIZATION AND BUSINESS

The condensed consolidated unaudited interim financial statements included herein have been prepared by Atlantis Business Development Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the six months ended June 30, 2006 and 2005 may not be indicative of the results for the entire year.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the six months ended June 30, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2006, the Company has no subsidiaries. The statements are presented as consolidated to reflect past companies.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At June 30, 2006, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

NOTE 3- FIXED ASSETS

Fixed Assets consist of the following at June 30, 2006 and December 31, 2005:

Depreciation expense for the three months ended June 30, 2006 and December 31, 2005, was $8,604 and $12,906, respectively.

NOTE 4- SHORT-TERM ADVANCES - DUE TO OFFICER

The advances represent notes that are due with no specific repayment terms from a related party.

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT)

On June 30, 2006, the Company had 200,000,000 shares of common stock authorized at a par value of $.001, and 18,158,750 shares issued and outstanding.

The Company issued 145,000 shares of its stock with an average fair market value of $0.09 per share for cash totaling $13,330.

The Company issued 4,000,000 shares of its stock with an average fair market value of $0.02 per share for cash totaling $40,000.

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

NOTE 7- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the six months ended June 30, 2006. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At June 30, 2006 and December 31, 2005, the deferred tax assets consists of the following:

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 7- PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2006 and December 31, 2005, the deferred tax assets consists of the following:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had working capital of $18,259. The Company can rely on its Equity Line of Credit Agreement if necessary to fund operations.

RESULTS OF OPERATIONS

There was $0.00 in revenue derived from the Company for the three-month period ended June 30, 2006. There was $106,000 revenue for the three month period ended June 30, 2005.

There was $80,948 Operational Expenses for operations for the six-month period ended June 30, 2006, compared to $4,011,348 in operating expenses for the six-month period ended June 30, 2005. This increase in operational expense is attributable to the impairment of goodwill associated with the disposition of a subsidiary in the first quarter of 2006.

There were no Sales and Marketing expenses for the three month period ended June 30, 2006, or June 30, 2005.

Off Balance Sheet Transactions

The Company had no off-balance sheet transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate risks.

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at June 30, 2006 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. We do not believe that our current debt exposes the Company to interest rate risks will significantly affect future net earnings.

Foreign Currency Risk. We have no foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings.

Derivatives. We do not use derivative financial instruments.

ITEM 4. Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended June 30, 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Date: August 14, 2006

/s/  Christopher Dubeau

Christopher Dubeau

CEO