Form 10-Q
period 2006-09-30
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2006-11-20
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, there were 21,408,750 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:                                                                                                         Page(s)

Condensed consolidated Balance Sheets as of September 30, 2006

  (unaudited) and December 31, 2005 (audited)                                                                                                                                                     3

Condensed consolidated statements of operations for the nine and                                                                                                                          4

  three months ended September 30, 2006 and 2005 (unaudited)

Condensed consolidated statements of cash flows for the nine months                                                                                                                     5

  ended September 30, 2006 and 2005 (unaudited)

Notes to the condensed consolidated financial statements                                                                                                                                     6 - 16

	For the nine months ended SEPTEMBER 30, 2006	2005
CASH FLOW FROM OPERATING ACTIVITIES		
Continuing Operations:		
Net change in net assets resulting from operations	$ (147,934)	$ (4,492,455)
Adjustments to reconcile net change in net assets resulting from operations to net change provided by (used in) operations:		
Beneficial interest	74,750	83,575
Amortization of discount interest	-	-
Depreciation and impairment	12,906	4,392,564
Common stock issued for compensation	-	17,500
Changes in assets and liabilities:		
Increase (Decrease) in accounts payable and other accrued payables	-	25,644
Prepaid expenses and other assets	-	500
Net cash provided by (used in) operating activities - continuing operations	(60,278)	27,328
Discontinued Operations:		
(Loss) from discontinued operations and disposal	-	(333,447)
Net Cash (used in) Operating Activities - discontinuing operations	-	(333,447)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Continuing Operations:		
Payments to Officers		(8,600)
Stock issued for cash	83,580	295,750
Payments of advances		5,245
Payment of Short Advances	(23,400)	-
Net cash provided by financing activities from Continuing Operations	60,180	292,395
Net (decreased) in cash and cash equivalents for the period	(98)	(13,724)
Cash and cash equivalents, beginning of period	273	16,398
Cash and cash equivalents, end of the period	$ 175	$ 2,674
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:		
Common stock issued in acquisition of fixed assets	$ -	$ 700,000
Common stock issued for compensation	$ -	$ 17,500
Amortization of discount interest	$ -	$ 83,575

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

5

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 1- ORGANIZATION AND BUSINESS

The condensed consolidated unaudited financial statements included herein have been prepared by Atlantis Business Development Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated unaudited financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. For further information, these condensed consolidated unaudited financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in the condensed consolidated unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the nine months ended September 30, 2006 and 2005 may not be indicative of the results for the entire year.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 1- ORGANIZATION AND BUSINESS (CONTINUED)

With this new designation, the Company as of April 1, 2003, has offset their existing additional paid-in capital to the deficits that had accumulated since inception (December 1986). The net result was that the deficit accumulated in the development stage was left with a balance of $540,643.

The Company acquired assets from an individual for $3,970,000 and put them into a newly formed wholly owned subsidiary E-Direct Inc. in the quarter ending September 30, 2004. The Company recognized $200,000 of assets and $3,770,000 of goodwill.

In January 2005, the Company merged with a Nevada corporation and remained the surviving corporation with a Nevada domicile.

On January 21, 2005, the Company spun off its wholly owned subsidiary E-Direct, Inc. The consolidated financial statements for the years ended December 31, 2005 and 2004 include reclassifications of the operations of the Company to reflect the disposal of the subsidiary below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". There was $3,770,000 of goodwill written off with the disposition.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 1- ORGANIZATION AND BUSINESS (CONTINUED)

On March 7, 2005, the Company formed, as a wholly owned subsidiary, 727 Communications, Inc. This Company was formed to sell voice over the internet protocol (VOIP) minutes. Also in March 2005 the Company signed an asset purchase agreement with its former subsidiary. The Company issued 2,000,000 shares of stock for certain assets and goodwill.

On June 16, 2005, the Company spun off its wholly owned subsidiary 727 Communications, Inc. The financial statements for the year ended December 31, 2005 include reclassifications of the operations of the Company to reflect the disposal of the subsidiary below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". There was $613,960 of goodwill written off upon the disposition.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiary for the nine months ended September 30, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2006, the Company has no subsidiaries. The statements are presented as consolidated to reflect past companies.

Use of Estimates

The preparation of the condensed consolidated unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year Change

Effective the calendar year beginning January 1, 2005, the Company has changed from a fiscal year end of March 31st to December 31st. A nine-month fiscal transition period from April 1, 2004 through December 31, 2004 precedes the start of the new calendar-year cycle.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At September 30, 2006, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Computers, and equipment 5 years

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and accrued expenses approximate fair value because of the immediate or short-term maturity of these condensed consolidated unaudited financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Goodwill And Other Intangible Assets

In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company, in its acquisitions, recognized $3,770,000 of goodwill for the transitional period ended December 31, 2004. The Company also recognized another $613,960 of goodwill during the first quarter 2005 when it acquired another company. By the end of the third quarter 2005, the Company had spun-off both of these entities and impaired the goodwill of $4,383,960 associated with the acquisitions.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 3- FIXED ASSETS

Fixed Assets consist of the following at September 30, 2006 and December 31, 2005:

Depreciation expense for the nine months ended September 30, 2006 and September 30, 2005, was $12,906 and $12,906, respectively.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 4- SHORT-TERM ADVANCES DUE TO\FROM OFFICER

The advances represent notes that are due with no specific repayment terms from a related party.

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT)

On September 30, 2006, the Company had 200,000,000 shares of common stock authorized at a par value of $.001, and 21,408,750 shares issued and outstanding.

The company raised $83,580 with the issuance of 7,392,000 shares of stock. A beneficial interest was recognized of $74,750 to account for the discount.

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

NOTE 7- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the nine months ended September 30, 2006. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At September 30, 2006 and December 31, 2005, the deferred tax assets consists of the following:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had working capital of $175. The Company can rely on its Equity Line of Credit Agreement if necessary to fund operations.

RESULTS OF OPERATIONS

There was $0.00 in revenue derived from the Company for the three-month period ended September 30, 2006. There was $0 revenue for the three month period ended September 30, 2005.

There was $147,934 Operational Expenses for operations for the nine-month period ended September 30, 2006, compared to $4,492,455 in operating expenses for the nine-month period ended September 30, 2005. This decrease in operational expense is attributable to the impairment of goodwill associated with the disposition of a subsidiary in the first quarter of 2006.

There were no Sales and Marketing expenses for the three month period ended September 30, 2006, or SSeptember 30, 2005.

Off Balance Sheet Transactions

The Company had no off-balance sheet transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate risks.

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at September 30, 2006 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. We do not believe that our current debt exposes the Company to interest rate risks will significantly affect future net earnings.

Foreign Currency Risk. We have no foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings.

Derivatives. We do not use derivative financial instruments.

ITEM 4. Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended September 30, 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

Date: November 20, 2006

/s/ Christopher Dubeau

Christopher Dubeau

CEO