Form 10-K
period 2006-12-31
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2007-04-02
CIK 812805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________ Commission file number ___________________________________

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

Nevada (State or other jurisdiction of incorporation or organization)	95-4082020 (I.R.S. Employer Identification No.)
100 NE 80th Terrace Miami, FL (Address of principal executive offices)	33138 (Zip Code)
Registrant's telephone number:	(305) 937-7776
Securities registered under Section 12(b) of the Act:	Common Stock, $.001 Par Value
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act: [ ] Yes [X] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices on the Over the Counter Bulletin Board on March 15, 2007, and issued and outstanding stock of 5,954,000, was approximately $190,488.

As of December 31, 2006, the Company had 5,954,000 shares issued and outstanding of its common stock.

PART I

Item 1. Description of Business.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION (the "Company") was initially incorporated as Vision Technology International in Delaware in December 1986 and changed its name to Medplus Corporation in 1992. In 2003, it changed its name to Atlantis Business Development Corporation. The Company is a reporting, publicly traded company that trades on the OTC Bulletin Board under the symbol ABSD. In late 1992, the Company's primary business was patient financing through the Company's acquisition of Patient Plus, Lincoln Professional Services Corporation and Financial Health Network. In May 1998, the Company drastically reduced operating its' patient finance operations and went into a minimum business operation mode seeking additional business opportunities. During fiscal year 2003, Medplus relocated its headquarters from Colorado Springs, Colorado to an office in Red Bank, New Jersey. During fiscal year 2004 the Company moved its headquarters to Miami, Fl.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. As of the fiscal year ended December 31, 2006, we sustained losses of $4,884,062. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

Item 1B. Unresolved Staff Comments

There have been no comments issued by SEC staff which have not been resolved as of the date of this filing.

Item 2. Properties.

The Company leases its office facilities in Miami under a month-to-month lease agreement. The office space is fully utilized and management believes it to be suitable and adequate for it's reasonably foreseeable future until expansion is necessary.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common Stock is traded on the OTC Bulletin Board under the symbol ABSD. The high and low bid prices are set forth for the year ended December 31, 2006 by fiscal quarter on the following table:
Bid	High Bid	Low Bid

Quarter ended March 31, 2005	$ .47	$ .47
Quarter ended June 30, 2005	.60	.08
Quarter ended September 30, 2005	.33	.05
Quarter ended December 31, 2005	.06	.03
Quarter ended March 31, 2006	1.05	0.05
Quarter ended June 30, 2006	6.10	1.90
Quarter ended September 30, 2006	4.80	.45
Quarter ended December 31, 2006	1.50	.45

The foregoing prices represent high and low closing bid prices, which reflect quotations between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. The price also reflects a reverse split of the Company's stock during 2004 and a reverse split of the company's common stock during August, 2006. The prices represented in the quarter ended September 30, 2003 and subsequent quarters reflect the 1 for 10 stock reversal effectuated August 25, 2003. The prices represented in the quarter ended December 31, 2004 reflect the 1 for 100 stock reversal effectuated November 26, 2004. The March 28, 2005, the closing price of the Company's common stock on the OTC Bulleting Board was $1.25 bid and $1.30 asked. The prices represented in the quarter ended September 30, 2006 and subsequent quarters reflect the 1 for 100 stock reversal effectuated August 21, 2006. As of December 31, 2006 and to the best of the Company's knowledge, there were approximately 2250 holders of its common stock, however the Company believes that there are over 150 holders of its common stock held in "street name" by brokers and clearing houses.

The Company has not declared any cash dividends on its common stock in the past two years and has no present intention to pay cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information for Atlantis Business Development as of and for each of the three years in the period ended December 31, 2006, and has been derived from our audited consolidated financial statements.

The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes.

	Year Ended December 31,
	2006	2005	2004(1)

STATEMENT OF OPERATIONS DATA:
Net Revenues	$-	$-	$-
Loss from continuing operations	$(4,884,062)	$(4,508,922)	$(1,952,449)
Gain (Loss) from Discontinued Operations	$-)	$(328,183)	$274,842
PER SHARE DATA:
Basic and diluted net loss per share of common stock:
Net increase (decrease) in net assets from continuing operations, per share basic and diluted	$(1.96)	$(32.32)	$(382.93)
Weighted average number of shares outstanding, basic and diluted	2,115,752	139,523	5,099

December 31,
	2006	2005

BALANCE SHEET DATA:
Cash and cash equivalents	$5,939	$273
Fixed assets - net	$-	$73,134
Total assets	$5,939	$73,407
Stockholders' equity (deficit)	$(12,173)	$62,193

(1)    Represents Transition Period from April 1, 2004 through December 31, 2004

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the periods ended December 31, 2006 and 2005 and for the transitional period ended December 31, 2004, , which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

For the period December 31, 2006, the Company incurred a net loss of $4,884,062, compared to a net loss of $4,920,680 for the period ended December 31, 2005. The decrease in the net loss in 2006 is primarily attributable to a decrease in expenses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006, 2005 AND FOR THE TRANSITIONAL PERIOD DECEMBER 31, 2004.

REVENUES

The company is not reporting any revenues as the company reclassified the revenues into discontinued operations. The company has spun off two wholly owned subsidiaries in the year ended 2005.

OPERATING EXPENSES

For the periods presented the operating expenses were 4,152,062 for the year ended December 31, 2006, and 4,508,922 the year ended December 31, 2005.

OTHER EXPENSES

For the periods presented the other expenses were $732,000 for the year ended December 31, 2006, compared with $83,575 for the year ended December 31, 2005 due to the issuance of certain stock below fair market value, resulting in a beneficial interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The company has total assets of $ 5,939 at December 31, 2006.

As of December 31, 2006, we have no long-term commitments or contingencies.

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

As of December 31, 2006, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings all of which will influence the value of the Company's investments.

Item 8. Financial Statements and Supplementary Data.

Financial statements for the year ended December 31, 2006 are included as exhibits hereto.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE

TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO

DECEMBER 31, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:                                                                                                                     Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                             1

Consolidated balance sheets at December 31, 2006 and 2005                                                                                                       2

Consolidated statement of operations for the years ended

     December 31, 2006, 2005 and the transitional period

     April 1, 2004 to December 31, 2004                                                                                                                                       3

Consolidated statements of changes in stockholders' equity (deficit)

     for the years ended December 31, 2006, 2005 and the transitional

     period April 1, 2004 to December 31, 2004                                                                                                                          4-5

Consolidated statements of cash flows for the years ended

     December 31, 2006, 2005 and the transitional period April 1, 2004

     to December 31, 2004                                                                                                                                                            6

Notes to the consolidated financial statements                                                                                                                             7-20

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Atlantis Business Development Corporation

We have audited the accompanying consolidated balance sheets of Atlantis Business Development Corporation, (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and consolidated cash flows for each of the years in the two-year period ended December 31, 2006 and the transitional period April 1, 2004 to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantis Business Development Corporation, as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 and the transitional period April 1, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has sustained recurring net operating losses for the years ended December 31, 2006, 2005 and the transitional period April 1, 2004 to December 31, 2004 and has substantial accumulated deficits. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company will deplete its working capital during 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.

Gibbsboro, NJ 08026

March 15, 2007

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

ASSETS
Cash and cash equivalents	$ 5,939	$ 273
Fixed assets - net	-	73,134

Total assets	$ 5,939	$ 73,407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$ 18,112	$ 6,023
Short-term debt - advances	-	5,245

Total liabilities	18,112	11,268

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, authorized 200,000,000
shares at December 31, 2006 and 2005 and 5,954,000
140,138 shares issued and outstanding at December 31, 2006
and 2005, respectively	5,954	140
Subscription receivable	-	(9,500)
Additional paid-in capital	12,291,244	7,496,808
Accumulated deficit	(12,309,371)	(7,425,309)

Total stockholders' equity (deficit)	(12,173)	62,139

Total liabilities and stockholders' equity (deficit)	$ 5,939	$ 73,407

Net Asset (Loss) Value Per Share	$ (0.00)	$ 0.44

The accompanying notes are an integral part of these consolidated financial statements

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED

STATEMENTS OF OPERATIONS

			(Reclassified)
			For the transitional
	For the year	For the year	period April 1, 2004
	ended December 31,	ended December 31,	to December 31,
	2006	2005	2004

REVENUE:

Sales	$ -	$ -	$ -

Total revenue	-	-	-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Impairment of goodwill	-	4,383,960	-
Impairment of equipment	55,926	-	-
Advertising expense	1,500,000	-	-
Compensation	2,434,675	63,250	685,699
Professional fees and other	55,412	39,791	1,086,829
General and administrative expenses	106,049	21,921	92,279
Rent and other expenses	-	-	66,274
Travel and meal expenses	-		21,368
Total operating expenses	4,152,062	4,508,922	1,952,449

(LOSS) FROM CONTINUING OPERATIONS	(4,152,062)	(4,508,922)	(1,952,449)

OTHER (EXPENSE)
Realized loss on investment securities	-	-	(110,986)
Beneficial interest expenses	(732,000)	(83,575)	(4,500)
TOTAL OTHER (EXPENSE)	(732,000)	(83,575)	(115,486)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations	-	(73,953)	274,841
(Loss) on disposal	-	(254,230)	-

Gain (loss) from discontinued operations	-	(328,183)	274,841

Net (decrease) in net assets resulting from operations	$ (4,884,062)	$ (4,920,680)	$ (1,793,094)
Net (decrease) in net assets from continuing
operations per share, basic and diluted	$ (1.96)	$ (32.32)	$ (382.93)
Net increase (decrease) in net assets from discontinued
operations per share, basic and diluted	$ -	$ (2.35)	$ 53.90

Weighted average number of shares outstanding,
basic and diluted	2,115,752	139,523	5,099

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND

FOR THE TRANSITIONAL PERIOD APRIL 1, TO DECEMBER 31, 2004

	Common Stock		Additional	Subscription	Accumulated
Description	Shares	Amount	Paid - In Capital	Receivable	Deficit	Total

Balance, April 1, 2004	25,837,300	$ 25,837	$ 394,979	$ -	$ (711,535)	$ (290,719)

Common stock issued for purchase of E-Direct	24,825,000	24,825	4,591,274	-	-	4,616,099

Common stock issued for director fees and expenses	266,667	267	47,733	-	-	48,000

Common stock issued for cash and accounts receivable	3,716,667	3,717	390,534	-	-	394,251

Cancellation of shares	(1,700,000)	(1,700)	(288,300)	-	-	(290,000)

Common shares issued for cash	1,000,000	1,000	99,000	-	-	100,000

Common shares issued for compensation and services	149,983	150	5,850	-	-	6,000

Common shares issued for debt conversion	1,250,000	1,250	123,750	-	-	125,000

Retroactive treatment 1 to 100 reverse stock split	(54,792,161)	(54,793)	54,793	-	-	-

Common shares issued for compensation	675,000	675	775,575	-	-	776,250

Settlement of payroll taxes	-	-	189,707	-	-	189,707

Net (loss) for the period	-	-	-	-	(1,793,094)	(1,793,094)

Balance, December 31, 2004	1,228,456	$ 1,228	$ 6,384,895	$ -	$ (2,504,629)	$ 3,881,494

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND

FOR THE TRANSITIONAL PERIOD APRIL 1 TO DECEMBER 31, 2004

	Common Stock		Additional	Subscription	Accumulated
Description	Shares	Amount	Paid - In Capital	Receivable	Deficit	Total

Balance, January 1, 2005	1,228,456	$ 1,228	$ 6,384,895	$ -	$ (2,504,629)	8,890,752

Forward stock split 3 to 1	8,344,044	8,344	(8,344)	-	-	-

Stock for equipment & goodwill	2,000,000	2,000	698,000	-	-	700,000

Issuance of shares for services	50,000	50	17,450	-	-	17,500

Issuance of shares for cash	663,750	664	139,336	-	-	140,000

Issuance of shares for cash and beneficial interest	327,500	328	118,497	-	-	118,825

Issuance of shares for cash	1,300,000	1,300	128,700	(9,500)	-	120,500

Issuance of common stock for compensation	100,000	100	4,400	-	-	4,500

Retroactive effect in 2005 of 1 to 100 reverse stock split in 2006	(13,873,614)	(13,874)	13,874	-	-	-

Net loss for the year	-	-	-	-	(4,920,680)	(4,920,680)

Balance, December 31, 2005	140,136	$ 140	$ 7,496,808	$ (9,500)	$ (7,425,309)	$ 62,139

Issuance of shares for services	2,050,000	2,050	1,518,450	-	-	1,520,500

Issuance of shares for cash and beneficial interest	7,815,000	7,815	544,935	-	-	552,750

Issuance of shares for cash and beneficial interest	360,000	360	356,640	-	-	357,000

Issuance of common stock for compensation	9,000,000	9,000	2,361,000	-	-	2,370,000

Write off of subscription receivable	-	-	-	9,500	-	9,500

Reverse stock split 100 to 1 in 2006	(13,411,136)	(13,411)	13,411	-	-	-

Net loss for the year	-	-	-	-	(4,884,062)	(4,884,062)

Balance, December 31, 2006	5,954,000	$ 5,954	$ 12,291,244	$ -	$ (12,309,371)	$ (12,173)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

FOR THE TRANSITIONAL PERIOD APRIL 1, TO DECEMBER 31, 2004

			(Reclassified)
			For the transitional
	For the year	For the year	period April 1, 2004
	ended December 31,	ended December 31,	to December 31,
	2006	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net change in net assets resulting from operations	$ (4,884,062)	$ (4,592,497)	$ (2,067,935)
Adjustments to reconcile net change in net assets
resulting from operations to net change used for
operations:
Bad debt	9,500	-	-
Impairment	55,926	4,383,960	110,986
Depreciation	17,208	12,906	14,688
Beneficial interest expense	732,000	83,575	4,500
Common stock issued for compensation and consulting	2,390,500	22,000	-
Common stock issued for advertising	1,500,000	-	1,476,349
Investment received from sale of product	-	-	(72,720)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	12,089	-	(500)
(Decrease) in accounts payable and other accrued payables	(5,245)	(68,438)	(34,432)

Net cash (used in) operating activities -
continuing operations	(172,084)	(158,494)	(569,064)

Discontinued Operations:
(Loss) gain from discontinued operations and disposal	-	(328,183)	274,841
Adjustments to reconcile net cash provided by (used in)	-	159,557	-
discontinuing operations	-	-	-

Net cash provided by (used in) operating activities -
discontinued operations	-	(168,626)	274,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations:

Increase in investment	-	-	(40,900)

Net cash provided by (used in) investing activities from
continuing operations	-	-	(40,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations:

Proceeds of advances	-	15,245	8,600
Issuance of note	-	-	126,600
Stock issued for cash	177,750	295,750	198,500

Net cash provided by financing activities from
continuing operations	177,750	310,995	333,700

Net Increase(decrease) in cash and cash equivalents for the period	5,666	(16,125)	(1,423)

Cash and cash equivalents, beginning of period	273	16,398	17,821

Cash and cash equivalents, end of the period	$ 5,939	$ 273	$ 16,398

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of common stock for conversion of debt	$ -	$ -	$ 125,000

Adjustment of IRS liability and settlement	$ -	$ -	$ (189,707)

Issuance of common stock for services	$ 3,890,000	$ 22,000	$ 1,476,349

Investment received from sale of product	$ -	$ -	$ 72,720

Issuance of common stock for equipment and goodwill	$ -	$ 700,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 1-    ORGANIZATION AND BUSINESS (CONTINUED)

On March 7, 2005, the Company formed, as a wholly owned subsidiary, 727 Communications, Inc. This Company was formed to sell voice over the internet protocol (VOIP) minutes. Also in March 2005 the Company signed an asset purchase agreement with its former subsidiary. The Company issued 2,000,000 shares of stock for certain assets and goodwill.

On September 16, 2005, the Company spun off its wholly owned subsidiary 727 Communications, Inc. The financial statements for the year ended December 31, 2005 include reclassifications of the operations of the Company to reflect the disposal of the subsidiary below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. There was $613,960 of goodwill written off upon the disposition and the company currently has no operating business.

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary for the years ended December 31, 2006, 2005 and for the transitional period April 1, 2004 to December 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2006, the Company has no subsidiaries. The statements are presented as consolidated to reflect past companies.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At December 31, 2006, the Company maintained cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

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

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Computers, and equipment 5 years

The Company impaired $55,926 of Equipment in 2006 that no longer had value.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accrued expenses and short term advances approximate fair value because of the immediate or short-term maturity of these financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

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

Advertising

The Company expenses the costs associated with advertising as incurred. The Company had, for the years ended December 31, 2006, 2005, and the transitional period ended December 31, 2004, $1,500,000, $0 and $5,158 of advertising expense, respectively.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

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

The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2006, 2005 and the transition period April 1, 2004 to December 31, 2004:
			April 1, 2004 to
	2006	2005	December 31, 2004

Net (loss)	$ (4,884,062)	$ (4,920,680)	$ (1,793,094)

Weighted average common shares
Outstanding (Basic)	2,115,752	139,523	5,099

Weighted average common stock
equivalents
Stock options	-	-	-
Warrants	-	-	-

Weighted average common shares
Outstanding (Diluted)	2,115,752	139,523	5,099

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, "Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 as of January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the year ended December 31, 2005. Management has assessed the implications of FIN 47 on the Company's financial position, results of operations and cash flows and has determined it to be immaterial.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156, but believes it will not have a material impact on its financial position or on the results of operations.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for the financial statements issued for the fiscal years beginning after November 15, 2007 and the interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company's financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 "Employer's Accounting for Pensions" (SFAS No. 87), SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No. 88), SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)" (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for the fiscal years ending after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS No. 158, but believes it will not have a material impact on its financial position or on the results of operations.

Reclassifications

Certain amounts for the year ended December 31, 2005 and the transitional period April 1, 2004 to December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2006 amounts. The reclassifications have no effect on the net loss for the year ended December 31, 2005 and the transitional period April 1, 2004 to December 31, 2004.

NOTE 3- FIXED ASSETS

Fixed Assets consist of the following at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005

Computer and office equipment	$ -	$ 100,728

Less: accumulated depreciation	-	(27,594)

Net book value	$ -	$ 73,134

Depreciation expense for the years ended December 31, 2006, 2005 and the transitional period April 1, 2004 to December 31, 2004 was $17,208, $12,906 and $14,688, respectively.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 4- SHORT-TERM ADVANCES - DUE TO OFFICER

The advances represent notes that are due with no specific repayment terms from a related party without interest.

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT)

On December 31, 2006 and 2005 the Company has 200,000,000 shares of common stock authorized at a par value of $.001, and 5,954,000 and 140,138 shares issued and outstanding, respectively. The shares for 2005 were retroactively restated in accordance with the stock split in 2006.

Stock Transactions for 2005

The Company issued 2,000,000 shares of stock valued at $700,000 in exchange for $86,040 of fixed assets and $613,960 of goodwill.

The Company issued 50,000 shares of stock to two of its officers for services valued at $17,500.

The Company issued 663,750 shares of stock with a fair value of $0.21 per share for cash totaling $140,000.

The Company issued 327,500 shares of stock for $35,250 in the quarter ending June 30, 2005, and recognized $83,575 of beneficial interest expense.

The Company on April 5, 2005, announced a three for one forward stock split that is effective April 8, 2005. The Company retroactively restated their shares to account for the split for June 2004.

The Company issued 1,300,000 shares of its stock with a fair value of $0.10 per share to various investors for cash totaling $130,000.

The Company on November 17, 2005 issued 50,000 shares of its stock with a fair market value of $0.05 per share for compensation valued at $2,500.

The Company on December 6, 2005 issued 50,000 shares of its stock with a fair market value of $0.04 per share for compensation valued at $2,000.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Stock Transactions for 2006

The Company issued 7,815,000 shares of its stock with a fair value of $552,750. The Company also issued 360,000 shares of its stock with a fair value of $357,000.Cash received in the transactions was $177,750 and beneficial interest expensed recognized was $732,000.

The Board of Directors on August 18, 2006 voted to effectuate a 1 for 100 reverse stock split.

The Company issued 2,050,000 shares of stock for services and advertising valued at $1,520,500 on August 2006.

The Company issued 9,000,000 shares of its stock with a fair market value of $0.26 per share for compensation valued at $2,370,000.

NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the years ended December 31, 2006, 2005 and the transitional period ended December 31, 2004. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At December 31, 2006, 2005, and the transitional period April 1, 2004 to December 31, 2004 the deferred tax assets consists of the following:

	2006	2005	2004

Deferred taxes due to net effects	$ 3,690,000	$ 2,227,500	$ 751,400
of operating loss carryforwards

Less: Valuation allowance	(3,690,000)	(2,227,500)	(751,400)

Net deferred tax asset	$ -	$ -	$ -

At December 31, 2006 and 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $12,300,000 and $7,425,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND

THE TRANSITIONAL PERIOD APRIL 1, 2004 TO DECEMBER 31, 2004

NOTE 7- GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has sustained net operating losses for the years ended December 31, 2006 and has substantial accumulated deficits that raise substantial doubt about its ability to continue as a going concern.

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of December 31, 2006, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 9B. Other Information.

As of December 31, 2006, management is unaware of any additional information that were to be reported on From 8-K during the fourth quarter of the fiscal year ended December 31, 2006.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Set forth below are the Directors and Executive Officers of the Company and their ages and position(s) held as of the date of this report:

Name Age Position

---- --- --------

Tim DeHerrera President, Chairman of the Board of Directors

Gerald Jacoby Director

Frank Ganem Director

Tim DeHerrera. Mr. DeHerrera was President and Director of the Company from January 1996 until April 4, 2003, when he became Secretary and Treasurer of the Company. From October 5th 2004 through June 6, 2005, he served as President and Director. Prior to joining the Company, he was in the financial services sector for over fifteen years. He most recently was president of Alternative Finance Advisors, Inc, a company that consults to the credit industry for private label credit cards, affinity credit cards, installment based finance programs and others. As president of Medplus, a medical finance company, Mr. DeHerrera did work in investment banking, capital formation, capital restructures, private placements and lender negotiations and development.

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

Frank Ganem

Item 11. Executive Compensation.

None of the Company's executive officers received any compensation for services rendered during the fiscal year ended March 31, 2005. The following tables set forth the compensation received by the Company's Chief Executive Officer for services rendered during the fiscal years ended December 31, 2005 and 2006.

Annual Compensation
Fiscal Year	Salary	Bonus	Other
Tim DeHerrera*	President, Secretary	Dec. 31, 2005 Dec. 31, 2006	None None	None None	None None
Chris Dubeau*	CEO	Dec. 31, 2005 Dec. 31, 2006	None 2,370,000(1)	None	None 64,675

*    Mr. DeHerrera resisned as an officer and Director of the Company on June 6, 2004. He was re-appointed as President and Director on Februay 6, 2007.

*    Mr. Chris Dubeau resigned as President and Director effective February 26, 2007.

(1) Paid in the form of stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 30, 2007 regarding the Company's Common Stock owned of record or beneficially by (i) each person known to the Company who owns beneficially 5% or more of the Company's Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors as a group.

Name of Beneficial Owner	Nature of Affiliation	Shares of Common Stock Beneficially Owned (3)	Percentage of Shares of Common Stock Beneficially owned
Christpher Dubeau	Sharehlder	3,141,370	53.7%
Tim DeHerrera(1)	President, Chairman	3,905	Less than 1%
Gerald Jacoby(1)	Director	125,000	Less than 1%
Frank Ganem	Director	0	0%
Officers, Directors and Affiliates as a group	Group of 3	0	0%

1. The address of these affiliates is 100 NE 80th Terrace, Miami, FL 33138

On December 31, 2006, there were 5,954,000 common shares outstanding.

Item 13. Certain Relationships, Related Transactions, and Director Independence

There are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party during or subsequent to the year ended December 31, 2006, in which any of the named persons set forth in Item 404 of Regulation S-K, had or is to have a direct or indirect material interest.

Interest of named experts and counsel.

None.

Director Independence

None of the Company's directors are independent directors.

Item 14. Principal Accountant Fees and Services.

Relationship with Independent Auditors

The firm of Bagell Josephs & Company served as the Company's independent public accountants for the year ended December 31, 2006. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

Audit Fees

The aggregate fees billed by Bagell Josephs & Company for professional services rendered for the audit of the Company's annual financial statements on Form 10-K and the reviews of the financial statements included in the Company's Form 10-Q's for the fiscal year ended December 31, 2005 was $30,000 and $32,500 for the year ended December 31, 2006.

Audit-Related Fees

None

Tax Fees

The aggregate fees billed by Bagell Josephs & Company for professional services rendered for Internal Revenue Service work relating to the reinstatement of Offer in Compromise for the fiscal year ended December 31, 2005 was $ 5,000. There were no fees expended for tax-related matters in the year ended December 31, 2006.

All Other Fees

None

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

Audited Financial Statements for the Year Ended December 31, 2006

2. Supplementary Data

3. Exhibits

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

By:/s/ Tim DeHerrera

Tim DeHerrera, President

Date   April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Tim DeHerrera

Tim DeHerrera, President, Chairman

Date   April 2, 2007