Form 10-Q
period 2007-03-31
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2007-05-15
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 0-16286

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-4082020
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6302 Mesedge Drive

Colorado Springs, CO 80919

(Address of principal executive offices)

(719) 598-2469

(Registrant's telephone number, including area code)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, on a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No [X]

As of March 31, 2007, there were 34,534,000 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

FINANCIAL STATEMENTS

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED FINANCIAL STATEMENTS:                                                                                                             Page(s)

Condensed Balance Sheets as of March 31, 2007 3

Condensed statements of operations for the three months

    ended March 31, 2007 and 2006                                                                                                                                     4

Condensed statements of cash flows for the three months

    ended March 31, 2007 and 2006                                                                                                                                     5

Notes to the condensed financial statements                                                                                                                        6-18

 The accompanying notes to the condensed financial statements are an integral part of these statements.

3

 The accompanying notes to the condensed financial statements are an integral part of these statements.

4

The accompanying notes to the condensed financial statements are an integral part of these statements.

5

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BUSINESS

The condensed unaudited interim financial statements included herein have been prepared by Atlantis Business Development Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2006 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the three months ended March 31, 2007 and 2006 may not be indicative of the results for the entire year.

These condensed unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BUSINESS (CONTINUED)

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At March 31, 2007, the Company maintained cash and cash equivalent balances at each financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Revenue Recognition

The Company records its revenue on the accrual basis, whereby revenue is recognized when earned and expenses recognized when incurred.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

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

RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

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

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Reclassifications

Certain amounts for the period ended March 31, 2006 have been reclassified to conform to the presentation of the March 31, 2007 amounts. The reclassifications have no effect on the net loss for the period ended March 31, 2007.

NOTE 3- STOCKHOLDERS' EQUITY (DEFICIT)

On March 31, 2007 the Company has 200,000,000 shares of common stock authorized at a par value of $.001, and 34,634,000 shares issued and outstanding.

Stock Transactions for 2006

The Company issued 7,015,000 shares of its stock with a fair value of $552,750. The company also issued 360,000 shares of its stock with a fair value of $357,000.Cash received in the transactions was $177,750 and beneficial interest expensed recognized was $732,000.

The Board of Directors on August 18, 2006 voted to effectuate a 1 for 100 reverse stock split .

The Company issued 2,050,000 shares of stock for services and advertising valued at $1,520,500 in August 2006.

The Company issued 9,000,000 shares of its stock with a fair market value of $0.26 per share for compensation valued at $2,370,000.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 3- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Stock Transactions for 2007

The Company issued 26,680,000 shares of its stock with a fair value of $1,314,850. Cash received in the transactions was $214,780 and beneficial interest expensed recognized was $1,100,070.

NOTE 4- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the period ended March 31, 2007. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At March 31, 2007, the deferred tax assets consist of the following:

At March 31, 2007, the Company had accumulated deficits in the amount of $13,584,999 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5- GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the period ended March 31, 2007 and has substantial accumulated deficits that raise substantial doubt about its ability to continue as a going concern.

The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had working capital of $27,045. The Company can rely on its Equity Line of Credit Agreement, if necessary, to fund operations.

RESULTS OF OPERATIONS

There was $0.00 in revenue derived from the Company for the three-month period ended March 31, 2007. There was $0 revenue for the three month period ended March 31, 2006.

There was $1,275,628 Operational Expenses for operations for the three-month period ended March 31, 2007, compared to $16,247 in operating expenses for the three-month period ended March 31, 2006.

There were no Sales and Marketing expenses for the three month period ended March 31, 2007, or March 31, 2006.

Off Balance Sheet Transactions

The Company had no off-balance sheet transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate risks.

Interest Rate Risk. We have borrowing arrangements with variable rates of interest. There are no amounts outstanding at March 31, 2007 under such arrangements. We also maintain cash in highly liquid investment vehicles including money market accounts, which bear interest at variable overnight or short term rates. Variable interest rate investment and debt exposes us to differences in future cash flows resulting from changes in market interest rates. We do not believe that our current debt exposes the Company to interest rate risks will significantly affect future net earnings.

Foreign Currency Risk. We have no foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings.

Derivatives. We do not use derivative financial instruments.

ITEM 4. Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended March 31, 2007, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

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

Date: May 15, 2007

/s/ Tim DeHerrera

Tim DeHerrera

CEO