Form 10-Q
period 2007-06-30
ATLANTIS BUSINESS DEVELOPMENT CORP
filed 2007-08-20
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended June 30, 2007

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, on a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes x  No [X]

As of June 30, 2007 there were 272,052 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED FINANCIAL STATEMENTS:

Condensed Balance Sheets as of June 30, 2007 (Unaudited)

    And December 31, 2006 (Audited)                                                             3

Condensed Statements of Operations for the Six Months

    and Three Months Ended June 30, 2007 and 2006 (Unaudited)                  4

Condensed Statements of Cash Flows for the Six Months Ended

    June 30, 2007 and 2006 - (Unaudited)                                                      5

Notes to the Condensed Financial Statements                                             6-18

The accompanying notes to the condensed financial statements are an integral part of these statements.

3

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED	
		(Restated)		(Restated)
	JUNE 30,		JUNE 30,	
	2007	2006	2007	2006
REVENUE:				
Sales	$ -	$ -	$ -	$ -
TOTAL REVENUE	-	-	-	-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES:				
Professional fees and other	65,400	23,300	13,000	17,500
General and administrative expenses	60,900	17,648	13,423	7,201
Compensation Expense	87,833	-	35,152	-
Consulting Expense	79,500	-	56,500	-
Total operating expenses	293,633	40,948	118,075	24,701
Net Decrease in Net Assets Resulting from Operations	$ (293,633)	$ (40,948)	$ (118,075)	$ (24,701)
Net Decrease in Net Assets from Operations per share, Basic and Diluted	$ (3.49)	$ (0.81)	$ (0.81)	$ (0.58)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	84,203	50,381	146,595	42,238

The accompanying notes to the condensed financial statements are an integral part of these statements.

4

The accompanying notes to the condensed financial statements are an integral part of these statements.

5

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BUSINESS

The condensed unaudited interim financial statements included herein have been prepared by Atlantis Business Development Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2006 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the six months ended June 30, 2007 and 2006 may not be indicative of the results for the entire year.

These condensed unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for the fair presentation of the information contained herein.

The Company was incorporated in the State of Delaware in December 1986 as Vision Technology International. They changed their name in 1992 to Medplus Corporation and in August 2003, changed its name to Atlantis Business Development Corporation. The Company had operated in the health care financing industry. The Company ceased all operations in 1998 and has had little or no viable operations since that date.

On April 20, 2003, the Company's Board of Directors voted to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940. A Business Development Company (BDC) is an investment company designed to assist eligible portfolio companies with capital formation. The decision to become a Business Development Company was made primarily to better reflect the Company's anticipated future business and developing relationships.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BUSINESS (CONTINUED)

On June 1, 2007, the Company participated in a phone call with the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC's phone call, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet and structure, withdraw its election to be regulated as a BDC.

As a result of determining that the Company should withdraw its election to be a regulated BDC, the Company on June 29, 2007 filed a form 14A proxy statement, and on August 16, 2007 an Amended 14A:

To elect all members of the Board of Directors.

To approve Bagell, Josephs, Levine and Company, LLC as the Company's independent auditors for the coming year.

To approve granting the Board of Directors the authority to elect , at the Board's discretion, to withdraw the Company's election to be regulated as a Business Development Company under Section 54 of the Investment Company Act of 1940.

To transact such other business as may properly come before the Special Meeting and any adjournment or postponement thereof.

This special meeting is anticipated to be held September 10, 2007 at the Company's corporate offices in Colorado.

The withdrawal of the Company's election to be regulated as a BDC under the 1940 Act will result in a significant change in the Company's required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDC's to recognize their income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries are not consolidated; rather, investments in those subsidiaries are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair value.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BUSINESS (CONTINUED)

Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company's ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs and a thorough assessment of the Company's current business model, the Board determined that continuation as a BDC is not in the best interests of the Company and its shareholders at the present time. Further, were the Company to remain a BDC, the Company would be required to substantially change its business model to meet the definition of an "investment company."

In reviewing its compliance procedures the Company determined that it never appointed a Chief Compliance Officer. In the absence of an active Chief Compliance Officer, there can be no assurance that the compliance rules of the 1940 Act were not violated.

Specifically, the Company determined that it had, among other things: failed to adequately disclose the process of valuing its portfolio securities in 2004 and 2005; issued shares for services and compensation provided to the Company; failed to have a majority of directors that were not interested persons of the Company; conducted transactions with certain affiliates or a related party; and neglected to adopt compliance policies and procedures.

The Company acknowledges that they have not been presenting their financial statements in accordance with the Act of 1940. Specifically, the Company had been recording the activity in 2004 and 2005 of its wholly-owned subsidiaries in a consolidated format. There has been no other operating subsidiaries in the Company since September 2005.

The fundamental nature of the BDC is to invest in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, not that of ownership and management of an operating business, with the goal of generating income from the operations of those businesses.

The Company filed an 8K on June 28, 2007 stating that the Board of Directors determined, based on a recommendation of its independent auditors, that its financial statements for the period ended December 31, 2006, 2005 and 2004 will need to be restated. The Company's Board of Directors has determined that certain of its disclosures and treatment of certain accounting transactions were not sufficient to comply with auditing and reporting standards under the Investment

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1- ORGANIZATION AND BUSINESS (CONTINUED)

Company Act of 1940. Therefore, the Company has undertaken to revise its disclosure controls and procedures and is in the process of taking steps to restate its financial statements for the years ended December 31, 2004, December 31, 2005 and December 31, 2006, and the quarterly financial statements for the interim period up until March 31, 2007. The Company will file amended reports on Form 10K and 10Q for the periods effected since December 31, 2004.

The Company is in the process of de-consolidating its previously held subsidiaries from 2004 and 2005 and restating its financial statements. The Company, after September 16, 2005, had spun off its last operating subsidiary and thus had discontinued the practice of consolidation of subsidiaries after the December 31, 2005 year end.

The Board reviewed the facts surrounding these compliance failures and their implications for the Company. Ultimately, the Board caused the Company to take certain steps to remediate the compliance failures as follows:

Rescinded and cancelled common stock shares issued for services, compensation and transactions with related parties. (See Note 5). The majority of the shares issued for the above were cancelled going back to June 2004.

Begun to work on restating its financial statements.

Filed a proxy to withdraw from a BDC status.

The Company has informed the SEC Staff of these steps. However, these efforts may not fully cure all of the 1940 Act compliance deficiencies currently affecting the Company and it is unclear how those deficiencies will impact the Company in the future. The Company's significant compliance and remediation costs, in terms of both time and dollars, have operated as an encumbrance on the Company's resources.

The Company's violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities cannot be estimated by management as of this time, but may include regulatory enforcement actions. However, such liabilities, if incurred, could have a significant impact on the Company's ability to continue as a going concern.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

At June 30, 2007, The Company maintained cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Revenue Recognition

Revenues from the current and future activities as a BDC which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and accrued expenses approximate fair value because of the immediate or short-term maturity of thse financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments - Valuation

The Company values its investments at fair value. The Company's only investment is a percentage of a private company. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced on liquidation sale. At June 30, 2007 The Company held 34% of a private start up company. The fair market value as determined by the Board of Directors to be zero. There were no investments held at June 30, 2006.

Reclassifications

Certain amounts for the period ended June 2006 have been reclassified to conform to the presentation of the June 30, 2007 amounts.

NOTE 3- INVESTMENTS

The Company in September 2006 incorporated a Nevada wholly-owned subsidiary named Eftas Inc. The Company on or about April 12, 2007 transferred 66% of the company to an unrelated company. Since it could not finish the project, the Company felt that retaining a 34% ownership was more beneficial to its shareholders as they didn't have the resources to develop the company. EFTAS (Employment for the Annual Services) is a company dedicated to assist military personnel seek jobs through an electronic website.

List of Investments

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 4- GOING CONCERN

As reflected in the financial statements, the Company has no investment income as a BDC and is subject to certain contingencies as discussed in Notes 1 and 6 which could have a material impact on the Companies financial condition and operations.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise capital and going forward, generate revenues and cash flow. The Company is making an election to withdraw as a BDC and will not be raising money through the IE that was available to it. The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations once we withdraw from a BDC and execute a new business plan. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT)

On June 30, 2007 the Company has 200,000,000 shares of common stock authorized at a par value of $.001, and 272,052 shares issued and outstanding.

The Company on May 29, 2007 had a reverse stock split of 1 to 300. The prior stock numbers have been retroactively restated to reflect the split.

Additionally, the Company rescinded and cancelled certain stock issuances in August 2007. The financial statements presented have retroactively taken into account these cancellations. The cancellations were done as a result of potentially violating Section 23 of the 1940 Act which prohibits issuing shares for services, or compensation and Section 57 which prohibits related party transactions.

The Company as a result of recovering all the shares issued to a prior officer and rescinding those related party transactions will restate its financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The following transactions were rescinded and the stock cancelled accordingly:

2004

In June 2004, the Company issued 19,000,000 shares to an officer for the purchase of a related company. The value was $3,970,000

In November 2004 the Company issued 500,000 shares to an officer for compensation. The value was $575,000.

                                        2005

In March 2005 the Company issued 2,000,000 shares to an officer in a related party transaction acquiring equipment. The value was $700,000.

2006

In January 2006 a director got 50,000 shares at a value of $20,500 for compensation expense.

In August 2006 the Company issued 9,000,000 shares to an officer for compensation. The value was $2,370,000.

In August 2006 the Company issued 2,000,000 shares for the acquisition of a company that didn't occur. The value was $1,500,000.

There may be other shares that the Company is attempting to recover from previous issuances.

All common shares indicated above have been shown before any reverse or forward splits.

The net amount of the total shares recovered that were reported in past filings after all reverse and forward splits since 2004 was a cancellation of approximately 50,278 shares.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

2007

In the 1st quarter, The Company issued 26,680,000 shares of its stock for cash totaling $214,780.

In the 2nd quarter, The Company issued 7,150,000 shares of its stock for cash totaling $96,869.

NOTE 6- CONTINGENCY AND UNCERTAINTIES

As previously discussed in Note 1, the Company received a phone call from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC's call, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet and structure, withdraw its election to be regulated as a BDC.

The withdrawal of the Company's election to be regulated as a BDC under the 1940 Act will result in a significant change in the Company's required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries are not consolidated; rather, investments in those subsidiaries are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair value.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonable estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its June 30, 2006 (unaudited) statements of operations to adjust a beneficial interest expense on the raising at May of $40,000 and rescind a stock issuance to an officer that has been subsequently cancelled.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

The Company is presenting a restated balance sheet at December 31, 2006 to account for various common stock issuances that were rescinded and cancelled. The balance sheet will also reflect the de-consolidation of it's former subsidiaries in its deficit. The effect is as follows:

Note: Shares in December 31, 2006 have been retroactively adjusted for a stock split of 300:1 effective May 29, 2007 and certain stock transactions rescinded (see notes 1 and 5).

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

The Company will be filing an amended Form 10Q for the quarter ended March 31, 2007 and 2006.

The numbers presented for the quarter ended June 30, 2007 have been updated to reflect these adjustments. The Statement of Operations for the three months ended will be restated to reflect the reversal of beneficial interest expense recorded in the amount of $1,100,070. Net decrease in Net Assets resulting from operations will be reduced to $175,558 from $1,275,628.

The balance at March 31, 2007 will be restated to reflect the rescinding and cancellation of certain transactions identified in Note 5.

The Company anticipates filing restated financial statements as reported in an 8K filed on June 28, 2007. Those restatements will reflect that de-consolidation of the Company's former subsidiaries as well as the rescinding and cancellation of certain stock transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had working capital of $14,955. The Company can rely on its Equity Line of Credit Agreement, if necessary, to fund operations.

RESULTS OF OPERATIONS

There was $0.00 in revenue derived from the Company for the three-month period ended June 30, 2007. There was $0 revenue for the three month period ended June 30, 2006.

There was $118,075 Operational Expenses for operations for the three-month period ended June 30, 2007, compared to $24,701 in operating expenses for the three-month period ended June 30, 2006, as restated.

There were no Sales and Marketing expenses for the three month period ended June 30, 2007, or June 30, 2006.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended June 30, 2007, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. As of the fiscal year ended December 31, 2006, we sustained losses of $261,562, as restated. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

RISKS RELATED TO OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY

The Company is in the process of requesting shareholder approval to withdraw its election as a business development company. The following risk factors should only be considered if shareholder approval is not received, and the Company continues to be subject to the Investment Company Act of 1940.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company has filed preliminary proxy materials on Schedule 14A. The Shareholders meeting is scheduled to take place on September 10, 2007 at the Company's corporate offices. Shareholders will be asked to approve the following items:

1. To elect all members of the Board of Directors.

2. To approve Bagell, Josephs, Levine & Company, LLC as the Company's independent auditors for the coming year;

3. To approve granting the Board of Directors the authority to elect to withdraw the Company's election to be regulated as a Business Development Company under Section 54 of the Investment Company Act of 1940.

4. To transact such other business as may properly come before the Special Meeting and any adjournment or postponement thereof.

For more information about these proposals, please see the Company's revised Schedule 14A, filed with the SEC on August 16, 2007.

ITEM 5. OTHER INFORMATION

The Board of Directors determined, based on a recommendation of its independent auditors, that its financial statements for the period ended December 31, 2006, 2005 and 2004 will need to be restated. The Company's Board of Directors has determined that certain of its disclosures and treatment of certain accounting transactions were not sufficient to comply with auditing and reporting standards under the Investment Company Act of 1940. The Company is aware that this situation may, in the future, create a potential conflict of interest. Please see the Company's Current Report on Form 8K as filed with the SEC on June 28, 2007.

ITEM 6. EXHIBITS

Exhibits

31 Rule 13a-41(a)/15d-14(a) Certificates

32 Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

Date: August 20, 2007

/s/ Tim DeHerrera

Tim DeHerrera

CEO