Form 10-Q
period 2007-09-30
ATLANTIS TECHNOLOGY GROUP
filed 2007-11-14
CIK 812805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended September 30, 2007

Commission File Number 0-16286

ATLANTIS TECHNOLOGY GROUP

(Exact name of registrant as specified in its charter)

Nevada	95-4082020
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6302 Mesedge Drive

Colorado Springs, CO 80919

(Address of principal executive offices)

(719) 598-2469

(Registrant's telephone number, including area code)

ATLANTIS BUSINESS DEVELOMENT CORPORATION

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, on a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]  No  [X]

As of November 14, 2007 there were 105,055,200 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

FINANCIAL STATEMENTS

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED FINANCIAL STATEMENTS:

Condensed Balance Sheets as of September 30, 2007 (Unaudited)

And December 31, 2006 (Audited)

3

Condensed Statements of Operations for the Nine Months

and Three Months Ended September 30, 2007 and 2006 (Unaudited)

4

Condensed Statements of Cash Flows for the Nine Months Ended

September 30, 2007 and 2006 – (Unaudited)

5

Notes to the Condensed Financial Statements – (Unaudited)

6-18

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
CONDENSED BALANCE SHEETS

ASSETS
		(Restated)
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$ 394	$ 5,939

TOTAL ASSETS	$ 394	$ 5,939

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 15,000	$ 18,112

Total Liabilities	15,000	18,112

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 par value, authorized 200,000,000
shares at September 30, 2007 and December 31, 2006, 449,052
and 754,491 shares issued and outstanding	449	754
Additional paid-in capital	3,112,823	2,340,869
Subscription receivable	(95,000)	-
Accumulated deficit	(3,032,878)	(2,353,796)

Total Stockholders' (Deficit)	(14,606)	(12,173)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$ 394	$ 5,939

The accompanying notes to the condensed financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED

	NINE MONTHS ENDED		THREE MONTHS ENDED
		(Restated)		(Restated)
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

REVENUE

Sales	$ -	$ -	$ -	$ -

TOTAL REVENUE	-	-	-	-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Professional fees and other	71,288	28,300	5,888	5,000
General and administrative expenses	62,461	31,978	1,561	14,330
Compensation expense	447,833	-	360,000	-
Consulting expense	97,500	-	18,000	-

Total operating expenses	679,082	60,278	385,449	19,330

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(679,082)	(60,278)	(385,449)	(19,330)
Provision for income taxes	-	-	-	-

NET (LOSS)	$ (679,082)	$ (60,278)	$ (385,449)	$(19,330)

Net (Loss) per share, Basic and Diluted	$ (2.73)	$ (0.65)	$ (0.96)	$ (0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	248,975	93,196	400,661	176,176

The accompanying notes to the condensed financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	NINE MONTHS ENDED
		(Restated)
	September 30,	September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss)	$ (679,082)	$ (60,278)

Adjustments to reconcile net (loss) to net cash
used in operating activities:
Issuance of common stock for compensation	360,000	-

Changes in assets and liabilities:
(Decrease) in accounts payable and other accrued payables	(3,112)	-

Net cash (used in) operating activities	(322,194)	(60,278)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock issued for cash	316,649	83,580
Advances	-	(23,400)

Net cash provided by financing activities	316,649	60,180

Net (decrease) in cash and cash equivalents for the period	(5,545)	(98)

Cash and cash equivalents, beginning of period	5,939	273

Cash and cash equivalents, end of the period	$ 394	$ 175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest expense	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes to the condensed financial statements are an integral part of these statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BUSINESS

The condensed unaudited interim financial statements included herein have been prepared by Atlantis Business Development Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  For further information, these financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2006 and the accompanying notes thereto.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading.  The result of the nine months ended September 30, 2007 and 2006 may not be indicative of the results for the entire year.

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

On April 20, 2003, the Company’s Board of Directors voted to be regulated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940.  A Business Development Company (BDC) is an investment company designed to assist eligible portfolio companies with capital formation.  The decision to become a Business Development Company was made primarily to better reflect the Company’s anticipated future business and developing relationships. The BDC election was withdrawn September 10, 2007.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BUSINESS (CONTINUED)

On June 1, 2007, the Company participated in a phone call with the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto.  In response to the SEC’s phone call, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act.  While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet and structure, withdraw its election to be regulated as a BDC.

As a result of determining that the Company should withdraw its election to be a regulated BDC, the Company on June 29, 2007 filed a form 14A proxy statement, and on August 16, 2007 an Amended 14A:

1.

To elect all members of the Board of Directors.

2.

To approve Bagell, Josephs, Levine and Company, LLC as the Company’s independent auditors for the coming year.

3.

To approve granting the Board of Directors the authority to elect , at the Board’s discretion, to withdraw the Company’s election to be regulated as a Business Development Company under Section 54 of the Investment Company Act of 1940.

4.

To transact such other business as may properly come before the Special Meeting and any adjournment or postponement thereof.

This special meeting was held September 10, 2007 at the Company’s corporate offices in Colorado.

The withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act will result in a significant change in the Company‘s required method of accounting.  BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDC’s to recognize their income and value their investments at market value as opposed to historical cost.  In addition, majority-owned subsidiaries are not consolidated; rather, investments in those subsidiaries are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair value. The election to withdraw was approved.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BUSINESS (CONTINUED)

Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company’s ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs and a thorough assessment of the Company’s current business model, the Board determined that continuation as a BDC is not in the best interests of the Company and its shareholders at the present time.  Further, were the Company to remain a BDC, the Company would be required to substantially change its business model to meet the definition of an “investment company.”

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

The Company filed an 8K on June 28, 2007 stating that the Board of Directors determined, based on a recommendation of its independent auditors, that its financial statements for the period ended December 31, 2006, 2005 and 2004 will need to be restated.  The Company’s Board of Directors has determined that certain of its disclosures and treatment of certain accounting transactions were not sufficient to comply with auditing and reporting standards under the Investment

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BUSINESS (CONTINUED)

Company Act of 1940. Therefore, the Company has undertaken to revise its disclosure controls and procedures and is in the process of taking steps to restate its financial statements for the years ended December 31, 2004, December 31, 2005 and December 31, 2006, and the quarterly financial statements for the interim period up until March 31, 2007.  The Company will file amended reports on Form 10K and 10Q for the periods effected since December 31, 2004.

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

1.

Rescinded and cancelled common stock shares issued for services, compensation and transactions with related parties. (See Note 5).  The majority of the shares issued for the above were cancelled going back to June 2004.

2.

Begun to work on restating its financial statements.

3.

Filed a proxy to withdraw from a BDC status. The election was approved September 10, 2007.

The Company has informed the SEC Staff of these steps.  However, these efforts may not fully cure all of the 1940 Act compliance deficiencies currently affecting the Company and it is unclear how those deficiencies will impact the Company in the future.  The Company’s significant compliance and remediation costs, in terms of both time and dollars, have operated as an encumbrance on the Company’s resources.

The Company’s violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities cannot be estimated by management as of this time, but may include regulatory enforcement actions.  However, such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

At September 30, 2007, The Company maintained cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial statements.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments – Valuation

The Company values its investments at fair value.  The Company’s only investment is a percentage of a private company. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced on liquidation sale. At September 30, 2007 the Company held 34% ownership of a private start up company. The fair market value as determined by the Board of Directors to be zero. There were no investments held at September 30, 2006.

Reclassifications

Certain amounts for the period ended September 2006 have been reclassified to conform to the presentation of the September 30, 2007 amounts.

NOTE 3-

INVESTMENTS

The Company in September 2006 incorporated a Nevada wholly-owned subsidiary named Eftas Inc.  The Company on or about April 12, 2007 transferred 66% of the company to an unrelated company. Since it could not finish the project, the Company felt that retaining a 34% ownership  was more beneficial to its shareholders as they didn’t have the resources to develop the company.  EFTAS (Employment for the Annual Services) is a company dedicated to assist military personnel seek jobs through an electronic website.

List of Investments

Percentage

Eftas, Inc.

Common shares held

Owned

Cost

Fair Value

23,800,000

34%

Internally

$-0-

developed

before

transfer

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 4-

GOING CONCERN

As reflected in the financial statements, the Company had no investment income as a BDC and is subject to certain contingencies as discussed in Notes 1 and 6 which could have a material impact on the Companies financial condition and operations.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and going forward, generate revenues and cash flow.  The Company withdrew as a BDC and will not be raising money through Form 1-E that was available to it.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and we cannot assure that we will achieve or sustain profitability or generate sufficient cash flow from operations to execute a new business plan.  If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business.  The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5-

STOCKHOLDERS’ EQUITY (DEFICIT)

On September 30, 2007 the Company has 200,000,000 shares of common stock authorized at a par value of $.001, and 449,052 shares issued and outstanding.

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

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED

NOTE 5-

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

2006

In January 2006 a director was issued 50,000 shares at a value of $20,500 for compensation expense.

In August 2006 the Company issued 9,000,000 shares to an officer for compensation.  The value was $2,370,000.

In August 2006 the Company issued 2,000,000 shares for the acquisition of a company that didn’t occur.  The value was $1,500,000.

All common shares indicated above have been shown before any reverse or forward splits.

The net amount of the total shares recovered that were reported in past filings after all reverse and forward splits since 2004 through 2006 was a cancellation of approximately 50,278 shares.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

2007

These were issuances for 2007:

In the 1st quarter, The Company issued 26,680,000 shares of its stock for cash totaling $214,780.

In the 2nd quarter, The Company issued 7,150,000 shares of its stock for cash totaling $96,869.

In the 3rd quarter, The Company issued 150,000 shares to an officer valued at $360,000.

There was $5,000 received from subscriptions receivable in the third quarter of 2007.

NOTE 6-

CONTINGENCY AND UNCERTAINTIES

As previously discussed in Note 1, the Company received a phone call from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto.  In response to the SEC’s call, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act.  While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet and structure, withdraw its election to be regulated as a BDC.

The withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act will result in a significant change in the Company‘s required method of accounting.  BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  In addition, majority-owned subsidiaries are not consolidated; rather, investments in those subsidiaries are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair value.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company.  As of  the date of this report, management could not reasonable estimate such contingent liabilities, if any.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7-

RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its September 30, 2006 (unaudited) statements of operations to rescind certain stock transactions and the amounts associated with them (See Note 5).

The withdrawal was effective September 10, 2007.

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7-

RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7-

RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

The Company is presenting a restated balance sheet at December 31, 2006 to account for various common stock issuances that were rescinded and cancelled.  The balance sheet will also reflect the de-consolidation of it’s former subsidiaries in its deficit.  The effect is as follows:

Note: Shares in December 31, 2006 have been retroactively adjusted for a stock split of 300:1 effective May 29, 2007 and certain stock transactions rescinded (see notes 1 and 5).

ATLANTIS BUSINESS DEVELOPMENT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7-

RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

The Company anticipates filing restated financial statements as reported in an 8K filed on June 28, 2007.  Those restatements will reflect that de-consolidation of the Company’s former subsidiaries as well as the rescinding and cancellation of certain stock transactions. The restatements on form 10k for 2005 and 2006 are expected to be filed before December 31, 2007.

NOTE 8-

SUBSEQUENT EVENTS

On October 11, 2007, the Company changed its name to Atlantis Technology Group.  On October 12, 2007, the Company executed a 100:1 forward split of the Company’s common stock.  The Board also authorized the creation of Series A and Series B preferred stock.  The Company on October 22, 2007 signed a letter of intent to purchase a 12.5% interest in Technology Holding Company Intervision Network.  The Company has 45 days to perform due diligence.  On October 25, 2007 the Company signed a letter of intent to purchase a 25% equity interest in a real estate media company.  The Company has 45 days to perform its due diligence.  In October 2007 the Company incorporated three Nevada corporations that are wholly-owned.  The Companies are Atlantis Media Group, Atlantis Communications Group and Atlantis Energy Corporation that will be used for various ventures.

Finally, on November 8, 2007 the Company committed to a three for one stock split effective November 21, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had working capital of $(14,606).

RESULTS OF OPERATIONS

There was $0.00 in revenue derived from the Company for the three-month period ended September 30, 2007. There was $0 revenue for the three month period ended September 30, 2006.  There was $0.00 in revenue derived from the Company for the nine-month period ended September 30, 2007. There was $0 revenue for the nine month period ended September 30, 2006.

There was $385,449 Operational Expenses for operations for the three-month period ended September 30, 2007, compared to $19,330 in operating expenses for the three-month period ended September 30, 2006, as restated.  There was $679,082 Operational Expenses for operations for the nine-month period ended September 30, 2007, compared to $60,278 in operating expenses for the nine-month period ended September 30, 2006, as restated.

There were no Sales and Marketing expenses for the three month period ended September 30, 2007, or September 30, 2006.

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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the three-month period ended September 30, 2007, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. As of the fiscal year ended December 31, 2006,we have had accumulated deficits, as restated, of  $2,353,796 and we sustained losses of $188,428, as restated. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held a special meeting of shareholders on September 10, 2007. Of the 299,052 issued and outstanding shares of the Company's common stock, 187,033 were present or voted their shares by proxy. A quorum having been met, the following items were voted upon and passed:

1. The following directors were elected to serve until the next annual meeting:

Director	For	Against	Abstain
Tim DeHerrera	185,771	924	338
Gerald Jacoby	186,606	83	344
Frederick Ganem	186,606	83	344

2. Bagell, Josephs, Levine & Company, LLC was appointed as the Company's independent auditors for the coming year. Shares voted in favor: 187,025; shares voted against: 4; shares abstained: 4.

3. The Board of Directors recommendation to withdraw the Company's election to be treated as a business development company was approved. Shares voted in favor: 185,570; shares voted against: 339; shares abstained: 1,124.

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

ATLANTIS TECHNOLOGY GROUP

Date: November  14, 2007

/s/ Tim DeHerrera

Tim DeHerrera

CEO