Form 10-K
period 2007-12-31
ATLANTIS TECHNOLOGY GROUP
filed 2008-05-15
CIK 812805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-16286

Atlantis Technology Group
(Exact name of registrant as specified in its charter)

Nevada	95-4082020
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

100 NE 80th Terrace, Miami, Florida 33138
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code  702-988-1227

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No¨☐

Issuer's revenues for its most recent fiscal year were $-0-.

As of as of March 31, 2008, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (approximately 315,165,600 shares of common stock), computed by reference to the price at which the common equity was last sold on the Over-the-Counter Bulletin Board overseen by FINRA, as reported on the website http://otcbb.com (being $.0033 on April 17, 2008), is $1,040,046.   For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of May 12, 2008, there were 315,165,600 outstanding shares of the registrant’s common stock, par value $.001 per share.

Documents incorporated by reference: None.

Atlantis Technology Group

Form 10-K

Table of Contents

		Page
PART I

Item 1.	Description of Business	1
Item 1A	Risk Factors
Item 1B	Unresolved Staff Coments	3
Item 2.	Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters
Item 6.	Selected Financial Data	6
Item 7.	Management's Discussion and Analysis or Plan of Operation	8
Item 8.	Financial Statements	11
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 9AT.	Controls and Procedures	12
Item 9B.	Other Information	13

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance, Compliance With Section 16(a) of the Exchange Act	13
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13.	Certain Relationships and Related Transactions, and Director Independence	16
Item 14.	Principal Accountant Fees and Services	17

PART IV

Item 15.	Exhibits and Financial Statement Schedules	17
Exhibit Index		18
Signatures

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Plan of Operation" and "Business," as well as in this report generally.

Any or all of our forward-looking statements in this report may turn out to be inaccurate, as a result of inaccurate assumptions we might make or known or unknown risks or uncertainties. Therefore, although we believe that these statements are based upon reasonable assumptions, no forward-looking statement can be guaranteed. Our forward-looking statements are not guarantees of future performance, and actual results or developments may differ materially from the expectations they express. You should not place undue reliance on these forward-looking statements.

These statements also represent our estimates and assumptions only as of the date that they were made and we expressly disclaim any duty to provide updates to them or the estimates and assumptions associated with them after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

Explanatory Note

In January of 2008 the company replaced its chief executive officer and as a result experienced delays in filing its current report of Form 10-K for the fiscal year ended December 31, 2007. The Company has restated it financial statements for the years ended in December 31, 2006, 2005, and 2004 to account for issuances of common stock that were rescinded as required to avoid violations of the 1940 Investment Company Act which previously regulated the Company as a business development company.  Additionally, the company de-consolidated its operations for the years ended December 31, 2005 and 2004

PART I

Item 1. Business

Atlantis Technology Group (the “Company” or “we”) was initially incorporated as Vision Technology International in Delaware in December 1986 and changed its name to Medplus Corporation in 1992. In 2003, it changed its name to Atlantis Business Development Corporation. The Company is a reporting, publicly traded company that trades on the OTC Bulletin Board under the symbol ATNO. In late 1992, the Company's primary business was patient financing through the Company's acquisition of Patient Plus, Lincoln Professional Services Corporation and Financial Health Network. In May 1998, the Company drastically reduced its patient finance operations and went into a minimum business operation mode seeking additional business opportunities. The company has had only nominal operations since that time. During fiscal year 2003, Medplus relocated its headquarters from Colorado Springs, Colorado to an office in Red Bank, New Jersey. During fiscal year 2004 the Company moved its headquarters to Miami, Florida.

The current purpose of the Company is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.

On April 20, 2003, the Company's Board of Directors resolved that the Company should become regulated as a “Business Development Company” pursuant to Section 54 of the Investment Company Act of 1940 (the “1940 Act”), and on April 30, 2003, the Company became so regulated by filing with the SEC a Form N-54A subjecting itself to such regulation. A Business Development Company is an investment company whose purpose is to invest in a portfolio of securities and provide management advice, with the goal of achieving gains on appreciation and dividend income, rather than to own and manage an operating business, with the goal of generating income from operations.

Between July and September of 2007, based on conversations with the SEC and its own internal review, the Company determined that it was not in compliance with the provisions of 1940 Act applicable to Business Development Companies and could not regain such compliance without radically changing its business plans.  On September 19, 2007, pursuant to authority granted to the Board of Directors by shareholder vote, the Company withdrew its election to be regulated as a Business Development Company by filing with the SEC a Form N-54C withdrawing such election. Based on that withdrawal, the Company is no longer a Business Development Company subject to regulation under the 1940 Act. As of the date of this report, however, the Company has not resolved all outstanding issues relating to its past absence of compliance with the 1940 Act, which could continue to affect the Company as described below. However, the Company has entered into a Settlement Agreement with the SEC which would require that the Company discontinue its status as a Business Development Company. The Company is a shell company as that term is defined by Rule 12b-2 under the Securities Exchange Act of 1934 (the “1934 Act”), or a company with no substantial assets (or no substantial assets other than cash) and no substantial operations.

On October 11, 2007, the Company changed its name to Atlantis Technology Group.  On October 12, 2007, the Company executed a 100:1 forward split of the Company’s common stock.  The Board also authorized the creation of Series A and Series B preferred stock.

On October 22, 2007, the Company signed a letter of intent to purchase a 12.5% interest in Technology Holding Company Intervision Network.  On October 25, 2007 the Company signed a letter of intent to purchase a 25% equity interest in a real estate media company. The Company has terminated both letters of intent and all consideration paid by the Company has been returned.

In October 2007, the Company incorporated three Nevada corporations that are its wholly-owned subsidiaries.  The Companies are Atlantis Media Group, Atlantis Communications Group and Atlantis Energy Corporation. The Company intends to use its new subsidiaries for various ventures.

On November 8, 2007 the Company committed to a three for one stock split effective November 21, 2007.

On January 11, 2008 the Board of Directors of Atlantis Technology Group (the “Company”) removed Tim DeHerrera from his position as Chief Executive Officer of the Company. On January 15, 2008 Mr. DeHerrera resigned as a director of the Company.

On January 11, 2008 the Board of Directors elected Christopher M. Dubeau as Chief Executive Officer of the Company.

On February 11, 2008 The Company executed and submitted an Offer of settlement (“Offer”) in anticipation of public administrative and cease-and -desist proceedings to be instituted against it by the Commission. The Company expects the offer to be calendared for consideration by the commission by June, 2008. The Company consented to the entry of an Order by the Commission imposing the following sanctions:

o We agreed to cease and desist from committing or causing any violations and any future violations of the relevant portions rules and regulations Investment Company Act pertaining to business development companies.

o We agreed to terminate our designation as a business development company under the Investment Company Act.

The withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act will result in a significant change in the Company’s required method of accounting.  BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDC’s to recognize their income and value their investments at market value as opposed to historical cost.  In addition, majority-owned subsidiaries of a BDC are not consolidated; rather, investments in those subsidiaries are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair value.

The Company filed an 8K on June 28, 2007 stating that the Board of Directors determined, based on a recommendation of its independent auditors, that its financial statements for the period ended December 31, 2006, 2005 and 2004 will need to be restated.  The Company’s Board of Directors has determined that certain of its disclosures and treatment of certain accounting transactions were not sufficient to comply with auditing and reporting standards under the Investment Company Act of 1940. Therefore, the Company has undertaken to revise its disclosure controls and procedures and has restated its financial statements for the years ended December 31, 2004, December 31, 2005 and December 31, 2006, and the quarterly financial statements for the interim period up until March 31, 2007.  The Company will file amended reports on Form 10K and 10Q for the periods effected since December 31, 2004.

The Company has completed the process of de-consolidating its previously held subsidiaries from 2004 and 2005 and restating its financial statements.  The Company, after September 16, 2005, had spun off its last operating subsidiary and thus had discontinued the practice of consolidation of subsidiaries after the December 31, 2005 year end.

The Board of Directors reviewed the facts surrounding these compliance failures and their implications for the Company.  Ultimately, the Board Directors caused the Company to take certain steps to remediate the compliance failures as follows:

•
Rescinded and cancelled common stock shares issued for services, compensation and transactions with related parties.  The majority of the shares issued for the above were cancelled going back to June 2004.

•	Restate the Company’s financial statements.

•	Filed a proxy to withdraw from a BDC status. The election was approved September 10, 2007.

•
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

•
The Company’s violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities cannot be estimated by management as of this time, but may include regulatory enforcement actions.  However, such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern.

ITEM 1A. RISK FACTORS

The reader should carefully consider each of the risks described below. If any of the following risks described below should occur, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

RISK FACTORS

An investment in our Common Stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this prospectus, before buying our Common Stock. The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected, and the trading price of our Common Stock could decline significantly.

Risks Related to our Company and our Business

Our Business Is Difficult To Evaluate Because We Have No Ongoing Operations and Minimal Assets. As the Company currently has no ongoing operations and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We Will Continue To Incur Claims, Liabilities And Expenses. We will continue to incur claims, liabilities and expenses, which will reduce the realizable value of our remaining assets and the amount potentially available for distribution to stockholders. Claims, liabilities and expenses from operations (such as salaries, directors' and officers' insurance, payroll and taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred. These expenses will have to be satisfied from our remaining assets and, therefore, will reduce the net realizable value of those assets.

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. We currently have no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

Because Of The Deficiencies In Our Past Compliance With Disclosure Rules And The Requirements Of The Investment Company Act, We Face Risks Of Liability Under The Securities Laws. We could be named in an administrative, civil or criminal proceeding by the SEC or another government entity, and we could be named in a civil proceeding brought by a stockholder or other private entity. There is no guarantee we would emerge from such a proceeding with the ability to continue as a going concern.

The deficiencies in our compliance which we believe could have material consequences for us include the following:

•	The Company never appointed a Chief Compliance Officer. In the absence of an active Chief Compliance Officer, there can be no assurance that the compliance rules of the 1940 Act were not violated.

•	The Company failed to adequately disclose the process of valuing its securities portfolio in 2004 and 2005.

•	The Company issued shares for services and compensation provided to the Company;

•	The Company failed to have a majority of directors that were not interested persons;

•	The Company conducted transactions with certain affiliates or related parties and neglected to adopt appropriate compliance policies and procedures.

4

•
The Company acknowledges did not present financial statements in accordance with the 1940 Act in its periodic filings with the SEC.  Specifically, for 2004 and 2005, the Company recorded the activity of its wholly-owned subsidiaries in consolidated format.

Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors. The Company received a going concern opinion on its financial statements for fiscal 2007. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing

Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition. The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

The Company Has No Existing Agreement For A Business Combination Or Other Transaction. We have no agreement with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms.

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices.

Risks Related To Our Common Stock

Future Sales By Existing Security Holders Could Depress The Market Price Of Our Common Stock. If our existing stockholders sell a large number of shares of our Common Stock, the market price of the Common Stock could decline significantly. Further, even the perception in the public market that our existing stockholders might sell shares of Common Stock could depress the market price of the Common Stock.

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange. There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	Limited release of the market prices of our securities;
•	Limited news coverage of us;
•	Limited interest by investors in our securities;
•	Volatility of our stock price due to low trading volume;
•	Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
•	Limited ability to issue additional securities or to secure additional financing.

There is No Assurance That An Active Public Trading Market Will Develop. There has been an extremely limited public trading market for the Company's Common Stock. There can be no assurances that a public trading market for the Common Stock will develop or that a public trading market, if developed, will be sustained. If for any reason a public trading market does not develop, purchasers of the shares of Common Stock may have difficulty in selling their securities should they desire to do so.

"Penny Stock" Regulations May Impose Certain Restrictions On The Marketability of Our Securities. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock”, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks”. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of Common Stock to sell such securities.

ITEM 2. DESCRIPTION OF PROPERTY

During the year ended December 31, 2007, the Company did not have any property.

ITEM 3. LEGAL PROCEEDINGS

The Company has filed an offer of settlement in anticipation of a public administrative lease and desist order by the Securities and Exchange Commission.

We know of no other material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is a limited market for our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market and quotations are reported on the over-the-counter Bulletin Board overseen by FINRA under the symbol ATNOE. The table below sets forth the high and low bid price for each quarter of the past two years, as reported by OTCPicks.com.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Quarter ended March 31, 2006	1.05	0.05
Quarter ended June 30, 2006	6.10	1.90
Quarter ended September 30, 2006	4.80	.45
Quarter ended December 31, 2006	1.50	.45
Quarter ended March 31, 2007	.53	.0001
Quarter ended June 30, 2007	.49	.0001
Quarter ended September 30, 2007	1.06	.70
Quarter ended December 31, 2007	.83	.0006

As of May 12, 2008, there are approximately 1,036 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plan

None

Recent Issuances of Securities

Stock Transactions for 2006 - retroactively restated for stock splits

The Company issued 75,000 retroactively restated shares of stock and 675,000 shares of its stock for cash of $177,750.

The Board of Directors on August 18, 2006 voted to effectuate a 100 to 1 reverse stock split.

Stock Transactions for 2007- retroactively restated for stock splits

The Company issued 88,180,000 retroactively restated shares of its stock for cash totaling $281,243.

The Company issued 75,745,035 retroactively restated shares to its officers and directors valued at $610,000.

The Company issued 450,000 retroactively restated shares for services valued at $9,000.

The Company issued 150,000,000 retroactively restated shares for a deposit on new Business Ventures valued at $2,500,000.

On October 11, 2007 the Company executed a 100:1 forward stock split.

Issuer Repurchases of Equity Securities.

None.

Transfer Agent

The Company's stock transfer agent is Signature Stock Transfer Inc., located at 2301 Ohio Dr., Ste 100, Plano, TX 75093-3956. Their telephone number is (972) 612-4120.

Penny Stock Regulations

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

ITEM 6. SELECTED FINANCIAL DATA

Intentionally Omitted.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As of December 31, 2007, we had $1,441 cash in our bank accounts.

Net cash used in operating activities for the year ended December 31, 2007 was ($285,921) compared to ($172,083) for 2006.

Net cash provided by financing activities for the year ended December 31, 2007 was $281,423 compared to $177,750 for 2006.

Management believes that cash expected to be generated from operations and current cash reserves will not be sufficient to meet our capital expenditures and working capital needs. Our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, we may have to sell our equity or debt securities or seek additional financing through other means. We cannot assure you that such raising of capital or seeking of additional financing will be available in amounts and on terms acceptable to us.

GOING CONCERN

We have experienced significant losses for the period from inception to December 31, 2007 aggregating $3,306,445. In addition, we had no significant revenue producing operations at 12/31/07.

Our ability to continue as a going concern is contingent upon our ability to implement our business plan and to attain profitable operations and secure financing. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We are pursuing equity financing for our operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in our depleting available funds and not being able pay our obligations.

Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

PLAN OF OPERATION

The current purpose of the Company is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time. It is anticipated that any finder that the target company retains would be a registered broker-dealer.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

The analysis of business opportunities will be under the supervision of the Company's sole officer and the board of directors, who are not professional business analysts. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. It may also acquire stock or assets of an existing business. In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company.

There are currently no arrangements that would result in a change of control of the Company. It is anticipated that any securities issued as a result of consummation of a business combination will be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a dormant shell company. Until such time as this occurs, the Company will not attempt to register any additional securities.

The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the market value of the Company's securities in the future if such a market develops, of which there is no assurance. There have been no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity. In this event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, the Company will not obtain an opinion of counsel that the reorganization will be tax free. With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets.

Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time. The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms. It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities. There are no present plans, proposals, arrangements or understandings to offer the shares of the post-merger companies to third parties if any mergers occur, and there is no marketing plan to distribute the shares of the post-merger companies to third parties. The company has not had any preliminarily contact, agreements or understandings with anyone to help sell these shares.

The Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement, and in conjunction with future compliance with its on-going reporting obligations.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties. The Company has adopted a policy that it will not seek an acquisition or merger with any entity in which the Company's officer, director, and controlling shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally Omitted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of December 31, 2007 and 2006 and for the years then ended and the notes thereto appear beginning on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer to allow timely decisions regarding required disclosure.

Company’s management, with the participation of its chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Company’s chief executive officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

In connection with the restatement discussed in note 9 to our financial statements, these controls have been reevaluated and Company’s management, led by its chief executive officer concluded that the Company’s disclosure controls and procedures were not operating effectively at the reasonable assurance level on December 31, 2006 and through December 31, 2007.

As described in Note 9 to the Consolidated Financial Statements, the Company has restated its financial statements for the year ended December 31, 2006, presented in this filing. In order to analyze the disclosure controls and procedures and internal controls and procedures associated with the adjustments underlying the restatements, Company’s management evaluated (1) each adjustment as to whether it was caused by an internal control deficiency and (2) the effectiveness of actions that had been taken to remediate identified control deficiencies.

Among other matters, management’s assessment identified the following material weakness and significant deficiencies:

(A) A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of the application of generally accepted accounting principles (GAAP) as it pertains to a Business Development Company (BDC), which resulted in misstatements therein.

Company’s management has withdrawn its election under section 54(a) to be subject to the provisions of sections 55 through 65 of the Investment Act of 1940 to remediate this material weakness. Atlantis Technology Group, Inc., will no longer report as a Business Development Company.

(B) A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of shareholder transactions, specifically, the records for total shares outstanding, total shares issued, detailed shareholder accounts and stock transfers, which resulted in misstatements therein.

Company’s management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of our shareholder transactions. Management will monitor, evaluate and test the operating effectiveness of these controls.

(C) A material weakness was identified related to insufficient personnel in the accounting and financial reporting function due to the size of our Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

Company’s management is in the process of remediating this material weakness through procuring outside consulting professionals to aid in the correct preparation, review, presentation and disclosures of our financial statements. Management will monitor, evaluate and test the operating effectiveness of these controls.

Solely as a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

As of December 31, 2007, we modified our design and enhanced our controls to aid in the correct preparation, review, presentation and disclosures of our financial statements and remediated the related internal control weaknesses. In connection with this Form 10-K, under the direction of our Chief Executive Officer we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

These matters impacted the consolidated financial statements for the years ended December 31, 2006, 2005, and 2004, and we will restated our consolidated financial statements for those periods within this Form 10-K and future filings. Other than indicated above, there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting
Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance.

The following are the officers and directors of the Company as of the date of this report:

Name	Age	Position
Christopher M. Dubeau	33	Chief Executive Officer, Principal Accounting Officer
Frederick Ganem	48	Director
Gerald Jacoby	69	Director
Tim DeHerrera	58	Former CEO

Christopher M. Dubeau, age 33, served on the Board of Directors of the Company from June 10, 2004 to January 31, 2007 and was Chairman of the Board of the Company from October 5, 2004 to January 31, 2007. He was Chief Executive Officer of the Company from November 17, 2004 to January 31, 2007. Mr. Dubeau has extensive knowledge in the technology field ranging from computer programming, networking and Voice over the Internet (VOIP). Mr. Dubeau also has over 8 years of managerial experience in various businesses.

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

Frederick Ganem. Mr. Ganem has been a co-owner and manager of a successful remodeling business specializing in residential improvements since 1982. He has an extensive background in management, production control, purchasing, inventory control, and information systems. He has a B.S. Degree in Business Administration from the University of Rhode Island.
On January 11, 2008 the Board of Directors of the Company removed Tim DeHerrera from his position as Chief Executive Officer of the Company. On January 15, 2008 Mr. DeHerrera resigned as a director of the Company. On January 11, 2008 the Board of Directors elected Christopher M. Dubeau as Chief Executive Officer of the Company.

Family Relationships

There are no other family relationships among our executive officers, directors and principal shareholders.

Audit Committee and Audit Committee Financial Exert

Our Board of Directors does not have an Audit Committee and does not have an Audit Committee Financial Expert.

Compensation Committee

Our Board of Directors does not have a Compensation Committee.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. These insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To our knowledge, during the calendar year ended December 31, 2007, there were no late filings.

Code of Ethics

We have not yet adopted a Code of Ethics for our executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our former Chief Executive Officer, and current Chief Executive Officer, for the two years ended December 31, 2007 and 2006. No executive officer received compensation in excess of $100,000 for any of those three years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Tim DeHerrera,	2007	$81,635		$422,500				$504,135
Former CEO	2006	-						—
Chris Dubeau	2007	$12,000		$62,500				$74,500
CEO	2006	$128,205						$128,205

(1)	Mr. DeHerrera served as CEO of the Company to January 11, 2008.

The following stock awards to Mr Dubeau and Mr Deherrera are expected to be rescinded and cancelled:

Tim Deherrera 2007 stock issued 52,500,000 as retroactively restated for splits for an amount of $422,500.
Chris Dubeau 2007 stock issuances 7,500,000 as retroactively restated for splits for an amount of $62,500.

We have no employment agreements with our officers.

The following is a summary of the compensation we paid to our Directors for the two years ended December 31, 2007 and 2006.

Compensation of Directors

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gerald Jacoby	2007	$22,500		$62,500				$85,000
	2006	$13,000						$13,000
Frederick Ganem	2007			$62,500				$62,500
	2006							—

As of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, certain information with respect to the beneficial ownership of our voting securities by (i) each person or group owning more than 5% of the Company’s securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group. The information presented in the table is based on 315,165,600 shares of common stock outstanding as of May 12, 2008.

Name and		Amount and
Address of	Title of	Nature of Beneficial	Percent of
Beneficial Owner(1)	Class	Ownership	Class
Christopher M. Dubeau(3)	Common Stock	7,500,000	2.39%
Tim DeHerrera	Common Stock	52,500,300	16.6%
Gerald Jacoby(3)	Common Stock	7,500,000	2.39%
Frederick Ganem(3)	Common Stock	7,500,000	2.39%

All Directors and Officers of the Company as a group	Common Stock	—	23.77%
Top Producers Real Estate(2)	Common Stock	60,000,000	19%
Intervision Network(2)	Common Stock	90,000,000	28.5%

* - less than 1%

(1)	The address of the officers and directors is 100 NE 80th Terrace, Miami, FL 33138
(2)	As of the date of this Registration Statement the shares are in the process of being returned to treasury.
(3)	In the Process of being returned to treasury as agreed to by the officers and directors.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since January 1, 2007, we have engaged in the following transactions with related parties:

The following transactions were rescinded and the stock cancelled accordingly:

2004

In June 2004, the Company issued 19,000,000 shares to an officer for the purchase of a related company.  The value was $3,970,000.

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

Director Independence

We do not believe we have any independent directors under the definition of “independent director” set forth in the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services.

The following lists fees billed by Bagell Josephs Levine CPAs, current auditors for the Company, for the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees	$38,348.00	$38,500.00
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

The following financial statements are included herewith:

Page
Report of Independent Certified Public Accountants	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ Deficit	F-4 - F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 - F-18

(b) Reports on Form 8-K

None

(c) Exhibits

Number	Description

3.1	Articles of Incorporation;

3.2	By-laws

23.1	Consent of Auditors dated March 31, 2008

31.1	Certification of Christopher M. Dubeau pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIS TECHNOLOGY GROUP

Date: May 15, 2008	By:	/s/ Christopher M. Dubeau
Christopher M. Dubeau, Chief Executive Officer
(principal executive officer)

	By:	/s/ Christopher M. Dubeau
Christopher M. Dubeau, Chief Executive Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth below on May 15, 2008.

/s/ Christopher M. Dubeau
Christopher M. Dubeau, Chief Executive Officer, (principal executive officer) (principal financial officer and principal accounting officer)

/s/ Frederick Ganem
Frederick Ganem, Director

/s/ Gerald Jacoby
Gerald Jacoby, Director

ATLANTIS TECHNOLOGY GROUP

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

ATLANTIS TECHNOLOGY GROUP
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlantis Technology Group

We have audited the accompanying consolidated balance sheets of Atlantis Technology Group, (the “Company”) as of December 31, 2007and 2006 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantis Technology Group, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has sustained recurring net operating losses for the years ended December 31, 2007 and 2006 and has substantial accumulated deficits. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company will deplete its working capital during 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 9 the financial statements for 2006 have been restated.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, New Jersey

April 30,2008

ATLANTIS TECHNOLOGY GROUP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 AND 2006

ASSETS

		Restated
	2007	2006

ASSETS
Cash	$1,441	$5,939
Total assets	$1,441	$5,939

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$65,840	$18,112

Total liabilities	65,840	18,112

STOCKHOLDERS' (DEFICIT)

Preferred stock A, $.001 par value, authorized 1,000,000 shares at December 31, 2007 and 2006, no shares issued	-	-
Preferred stock B, $.001 par value, authorized 1,000,000 shares at December 31, 2007 and 2006, no shares issued	-	-
Common stock, $.001 par value, authorized 500,000,000 and 200,000,000 shares at December 31, 2007 and 2006 and 315,165,600 and 790,565 shares issued and outstanding at December 31, 2007 and 2006	315,166	791
Deposit	(2,500,000)	-
Subscription receivable	(79,300)	-
Additional paid-in capital	5,506,180	2,340,832
Accumulated deficit	(3,306,445)	(2,353,796)

Total stockholders' (deficit)	(64,399)	(12,173)

Total liabilities and stockholders' (deficit)	$1,441	$5,939

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS TECHNOLOGY GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS

		Restated
	For the year	for the year
	ended December 31,	ended December 31,
	2007	2006

REVENUE:

Sales	$-	$-

OPERATING EXPENSES:
Compensation and other	93,635	128,205
Stock based compensation and fees	619,000	-
Professional fees and other	102,928	46,260
General and administrative expenses	137,086	13,962
Total operating expenses	952,649	188,427

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(952,649)	(188,427)

Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(952,649)	$(188,427)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(1.43)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	148,793,513	132,004

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS TECHNOLOGY GROUP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock
Description	Shares	Amount	Additional Paid - In Capital	Subscription Receivable	Deposit	Accumulated Deficit	Total

Balance, January 1, 2006 - restated	40,565	$41	$2,163,832	$(9,500)		$(2,165,369)	$(10,996)

Issuance of shares for services	20,500	21	1,520,479	-		-	1,520,500

Issuance of shares for services - Rescinded	(20,500)	(21)	(1,520,479)	-		-	(1,520,500)

Issuance of shares for cash	75,000	75	162,998	-		-	163,073

Issuance of common stock for compensation	90,000	90	2,369,910	-		-	2,370,000

Issuance of shares for services - Rescinded	(90,000)	(90)	(2,369,910)	-		-	(2,370,000)

Write off of subscription receivable	-	-	-	9,500		-	9,500

Issuance of shares for cash	675,000	675	14,002				14,677

Net loss for the year	-	-	-	-		(188,427)	(188,427)
Balance, December 31, 2006 - restated	790,565	791	2,340,832	-		(2,353,796)	(12,173)

Issuance of shares for cash	88,180,000	88,180	272,543	(79,300)		-	281,423

Issuance of common stock for compensation	75,745,035	75,745	534,255	-		-	610,000

Issuance of common stock for Deposit (to be cancelled)	150,000,000	150,000	2,350,000		(2,500,000)		-

Issuance of shares for services	450,000	450	8,550				9,000

						(952,649)	(952,649)
Balance, December 31, 2007	315,165,600	$315,166	$5,506,180	$(79,300)	$(2,500,000)	$(3,306,445)	$(64,399)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS TECHNOLOGY GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated
	For the year	for the year
	ended December 31,	ended December 31,
	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(952,649)	$(188,427)

Adjustments to reconcile net income to net cash
(used in) operating activities:	.

Common stock issued for compensation and services	619,000	-
Write off, receivable	-	9,500

Changes in assets and liabilities:
Increase in accounts payable and other accrued payables, net of advances	47,728	6,844

Net cash (used in) operating activities	(285,921)	(172,083)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	281,423	177,750

Net cash provided by financing activities	281,423	177,750

Net increase (decrease) in cash for the year	(4,498)	5,667

Cash beginning of year	5,939	272

Cash end of the year	$1,441	$5,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:

Issuance of common stock for compensation and fee	$619,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

On April 20, 2003, the Company's Board of Directors voted to be regulated as a Business Development Company (“BDC”) pursuant to Section 54 of the Investment Company Act of 1940. A Business Development Company is an investment company designed to assist eligible portfolio companies with capital information. The decision to become a Business Development Company was made primarily to better reflect the Company's anticipated future business and developing relationships.

The Company elected to withdraw its status as BDC on September 10, 2007.

In January 2005, the Company merged with a Nevada corporation and remained the surviving corporation with a Nevada domicile.

On June 1, 2007, the Company participated in a phone call with the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC’s phone call, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet and structure, withdraw its election to be regulated as a BDC. The company withdrew it’s status as a BDC in September 2007.

As a result of determining that the Company should withdraw its election to be a regulated BDC, the Company on June 29, 2007 filed a form 14A proxy statement, and on August 16, 2007 an Amended 14A:

1.	To elect all members of the Board of Directors.

2.	To approve Bagell, Josephs, Levine and Company, LLC as the Company’s independent auditors for the coming year.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1-	ORGANIZATION AND BUSINESS (CONTINUED)

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

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1-	ORGANIZATION AND BUSINESS (CONTINUED)

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

The Company acknowledges that they have not been presenting their financial statements in accordance with the Act of 1940. Specifically, the Company had been recording the activity in 2004 and 2005 of its wholly owned subsidiaries in a consolidated format. There have been no other operating subsidiaries in the Company since September 2005.

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

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1-	ORGANIZATION AND BUSINESS (CONTINUED)

The Board reviewed the facts surrounding these compliance failures and their implications for the Company. Ultimately, the Board caused the Company to take certain steps to remediate the compliance failures as follows:

1.
Rescinded and cancelled common stock shares issued for services, compensation and transactions with related parties. (See Note 4). The majority of the shares issued for the above were cancelled going back to June 2004.

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

The Company made an offer of settlement with The Securities and Exchange Commission in February 2008 (see note10).

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

At December 31, 2006, The Company maintained cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial statements.

Investments – Valuation

The Company values its investments at fair value. The Company’s only investment is a percentage of a private company. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced on liquidation sale. At December 31, 2007 and 2006 the Company held 34% ownership of a private start up company. The fair market value as determined by the Board of Directors to be zero.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

The Company has the following inactive subsidiaries:

1.	Atlantis Media Group
2.	Atlantis Communications Group
3.	Atlantis Energy Corporation

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Common Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of outstanding common shares during the year.  Basic earnings per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share.

The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2007 and 2006:

		Restated
	2007	2006

Net Loss	$(952,649)	$(188,428)

Weighted average common shares outstanding (Basic)	148,793,513	132,004

Weighted average common stock equivalents

Stock Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	148,793,513	132,004

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the year ended December 31, 2006 have been reclassified to conform to the presentation of the December 31, 2007 amounts. The reclassifications have no effect on the net loss for the year ended December 31, 2006.

NOTE 3-	INVESTMENTS

The Company in September 2006 incorporated a Nevada wholly owned subsidiary named Eftas Inc. The Company on or about April 12, 2007 transferred 66% of the company to an unrelated company. Since it could not finish the project, the Company felt that retaining a 34% ownership was more beneficial to its shareholders as they didn’t have the resources to develop the company. EFTAS (Employment for the Annual Services) is a company dedicated to assist military personnel seek jobs through an electronic website.

List of Investments

Eftas, Inc.	Common shares held	Percentage Owned	Cost	Fair Value

	23,800,000	34%	Internally developed before transfer	$-0-

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4-	STOCKHOLDERS' (DEFICIT)

On December 31, 2007 and 2006 the Company has 500,000,000 shares of common stock authorized at a par value of $.001, and 315,165,600 and 790,565 shares issued and outstanding, respectively.

On October 11, 2007 the Company has authorized the creation of Series A and Series B preferred stock, designate and irrevocably reserve one million of the Company’s total authorized capital for both, with a par value of $.001.

Stock Transactions for 2006 - retroactively restated for stock splits

The Company issued 75,000 retroactively restated shares of stock and 675,000 shares of its stock for cash of $177,750.

The Board of Directors on August 18, 2006 voted to effectuate a 100 to 1 reverse stock split.

Stock Transactions for 2007- retroactively restated for stock splits

The Company issued 88,180,000 retroactively restated shares of its stock for cash totaling $281,243.

The Company issued 75,745,035 retroactively restated shares to its officers and directors valued at $610,000.

The Company issued 450,000 retroactively restated shares for services valued at $9,000.

The Company issued 150,000,000 retroactively restated shares for a deposit on new Business Ventures valued at $2,500,000.

Stock splits for 2007

The Board of Directors on May 29, 2007 voted to effectuate a 100 to1 reverse stock split.

The Board of Directors on October 23, 2007 voted to effectuate a 1 to 100 forward stock split.

The Board of Directors on November 28, 2007 voted to effectuate a 1 to 3 forward stock split.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5-	STOCKHOLDERS’ (DEFICIT) (CONTINUED)

The following transactions were rescinded and the stock cancelled accordingly in August 2007. The financial statements have been retroactively restated to reflect the cancellations of those transactions.

2004
In June 2004, the Company issued 5,700 retroactively restated shares to an officer for the purchase of a related company. The value was $3,970,000

In November 2004 the Company issued 15,000 retroactively restated shares to an officer for compensation. The value was $575,000.

2005
In March 2005 the Company issued 20,000 retroactively restated shares to an officer in a related party transaction acquiring equipment. The value was $700,000.

2006
In January 2006 shares were issued to a director and for an acquisition that did not occur. There were 20,500 retroactively restated shares at a value of $1,520,500.

In August 2006 the Company issued 90,000 retroactively restated shares to an officer for compensation. The value was $2,370,000.

There may be other shares that the Company is attempting to recover from previous issuances.

NOTE 6-	STOCK ISSUANCE FOR DEPOSITS

The Company issued 150,000,000 retroactively restated shares for a deposit on new Business Ventures valued at $2,500,000.The stock has been returned but not cancelled. The Transfer agent is owed money, and when the outstanding balance is satisfied all the cancellations will be made, as the companies are not going forward with the ventures.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7-	PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the years ended December 31, 2007 and 2006. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At December 31, 2007 and 2006 the deferred tax assets consists of the following:

	2007	2006

Deferred taxes due to net effects of operating loss carryforwards	$992,000	$706,000

Less: Valuation Allowance	(992,000)	(706,000)

Net deferred tax asset	$-	$-

At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards in the approximate amounts of $3,307,000 and $2,350,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7-	GOING CONCERN

As reflected in the financial statements, the Company had no investment income as a BDC and is subject to certain contingencies as discussed in Notes 1 and 8 which could have a material impact on the Companies financial condition and operations.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and going forward, generate revenues and cash flow. The Company withdrew as a BDC and will not be raising money through Form 1-E. The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8-	CONTINGENCY AND UNCERTAINTIES

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

The withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act will result in a significant change in the Company‘s required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries are not consolidated. The Company accounts for these subsidiaries as investments on the balance sheet at fair value. The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonable estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern. The Company withdrew as a BDC on September 10, 2007.

* The Company made an offer of settlement with SEC (see note10).

NOTE 9-	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the years ended December 31, 2006. The Company did not reflect the proper reporting for a Business Development Company pursuant to section 54 of the Investment Company Act of 1940. The Company is restating its financial statements to comply with those reporting requirements. Moreover, there were transactions that were rescinded by cancelling common stock for all periods shown in these statements. The financial statements have been retroactively restated to remove the cancelled transactions.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9-	RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

For 12/31/06	Originally Filed	Restated
	For the year	For the year
	ended December 31,	ended December 31,
	2006	2006

Assets	$5,939	$5,939

Liabilities	18,112	18,112

Stockholders' (Deficit)	(12,173)	(12,173)

Total Liabilities and Stockholders' (Deficit)	$5,939	$5,939

Net Asset (Loss) Value Per Share	$(0.00)	$(0.02)

	Originally Filed	Restated
	For the year	For the year
	ended December 31,	ended December 31,
	2006	2006

OPERATING EXPENSES:	4,152,062	188,428

TOTAL OTHER (EXPENSES)	(732,000)	-

(LOSS) FROM CONTINUING OPERATIONS	(4,884,062)	(188,428)

Net (decrease) in net assets resulting from operations	$(4,884,062)	$(188,428)

Net (decrease) in net assets from operations per share, basic and diluted	$(1.96)	$(1.43)

Weighted average number of shares outstanding, basic and diluted	2,115,752	132,004

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 10-	SUBSEQUENT EVENT

On February 11, 2008 The Company executed and submitted pursuant to Rule 240(a) of the Rules of Practice of the Securities and Exchange Commission (‘Commission”) [17 C.F.R § 201.240(a)] an Offer of settlement (“Offer”) in anticipation of public administrative and cease-and -desist proceedings to be instituted against it by the Commission, pursuant to Section 8A of the Securities Act of 1933 (“Securities Act”) and Section 9(f) of the Investment Company act of 1940 (“Investment Securities Act”).

The Company expects the offer to be calendared for consideration by the commission by June 2008.

In determination to accept the Offer, the Commission has considered remedial acts promptly undertaken by the Company and cooperation afforded the Commission staff.

The Company consented to the entry of an Order by the Commission imposing the following sanctions pursuant to Section 8A pursuant to Section 8A of the Securities Act, Section 9(f) of the Investment Company act and Rule 610(c) of Regulation E:

A.
Atlantis shall cease and desist from committing or causing any violations and any future violations of section 17(g), 18(d), 23(a), 34(b), and 56(a) of the Investment Company Act and Rules 17g-1 and 38a-1 thereunder.

B.	The regulation E exemption as to Atlantis be, and hereby is, permanently suspended.