Form 10-Q
period 2008-03-31
ATLANTIS TECHNOLOGY GROUP
filed 2008-05-20
CIK 812805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to

Commission File Number 0-16286

Atlantis Technology Group
(Exact name of registrant as specified in its charter)

Nevada	95-4082020
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 NE 80th Terrace, Miami, Florida 33138
(Address of principal executive offices)

702-988-1227
(Registrant's telephone number, including area code)

ATLANTIS BUSINESS DEVELOMENT CORPORATION
 (Former name, former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock as of May 19, 2008 was 315,165,600.

FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2008 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

FINANCIAL STATEMENTS

ATLANTIS TECHNOLOGY GROUP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Condensed Consolidated Balance Sheet as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 (Unaudited) and 2007- Restated (Unaudited)	4

Condensed Consolidated Statements of Cash Flows the three months ended March 31, 2008 (Unaudited) and 2007- Restated (Unaudited)	5

Notes to the Condensed Consolidated Financial Statements	6 – 20

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED BALANCE SHEET - (UNAUDITED)
March 31, 2008

	(Unaudited)	(Audited)
	March 31, 2008	December 31,2007
ASSETS

CURRENT ASSETS
Cash	$1,363	$1,441

TOTAL ASSETS	$1,363	$1,441

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,840	$65,840

Total Liabilities	65,840	65,840

STOCKHOLDERS' (DEFICIT)

Preferred stock A, $.001 par value, authorized 1,000,000 shares at March 31, 2008 and December 31, 2007, no shares issued	-
Preferred stock B, $.001 par value, authorized 1,000,000 shares at March 31, 2008 and December 31, 2007, no shares issued	-
Common stock, $.001 par value, authorized 500,000,000 shares at March 31, 2008 and December 31, 2007 and 315,165,600 shares issued and outstanding	315,166	315,166
Deposit	(2,500,000)	(2,500,000)
Subscription receivable	(76,800)	(79,300)
Additional paid-in capital	5,506,180	5,506,180
Accumulated deficit	(3,309,023)	(3,306,445)

Total Stockholders' Deficit	(64,477)	(64,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,363	$1,441

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		(Restated)
	Three Months	Three Months
	ended March 31,	ended March 31,
	2008	2007

REVENUE:

Sales	$-	$-

Total revenue	-	-

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Compensation and Consulting	2,500	33,135
Professional fees and other	-	26,000
General and administrative expenses	78	47,328

Total operating expenses	2,578	106,463

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,578)	(106,463)

Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,578)	$(106,463)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	315,165,600	1,845,989

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

		(Restated)
	Three Months	Three Months
	ended March 31,	ended March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss	$(2,578)	$(106,463)

Adjustments to reconcile net loss to net cash (used in) operating activities:	-	-

Changes in assets and liabilities:
Increase (Decrease) in accounts payable and other accrued payables	-	(400)

Net cash (used in) operating activities -	(2,578)	(106,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock receivable collected	2,500	-
Stock issued for cash	-	137,085

Net cash provided by financing activities	2,500	137,085

Net Increase (decrease) in cash for the period	(78)	30,222

Cash beginning of period	1,441	5,939

Cash end of the period	$1,363	$36,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest expense	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BUSINESS

The condensed unaudited interim financial statements included herein have been prepared by Atlantis Technology Group (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2007 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the three months ended March 31, 2008 and 2007 may not be indicative of the results for the entire year.

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

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BUSINESS (CONTINUED)

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

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BUSINESS (CONTINUED)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

At March 31, 2008, The Company maintained cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial statements.

Investments – Valuation

The Company values its investments at fair value. The Company’s only investment is a percentage of a private company. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced on liquidation sale. At March 31, 2008 and 2007 the Company held 34% ownership of a private start up company. The fair market value as determined by the Board of Directors to be zero.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

The Company has the following inactive subsidiaries:

1.	Atlantis Media Group
2.	Atlantis Communications Group
3.	Atlantis Energy Corporation

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (loss) per Common Share

Basic earnings (loss) per share is calculated by dividing net income attributable to common stockholders by the weighted average number of outstanding common shares during the year.  Basic earnings per share exclude any dilutive effects of options, warrants and other stock-based compensation, which are included in diluted earnings per share. There are no common stock equivalents outstanding.

The following is a reconciliation of the computation for basic and diluted EPS for the years ended March 31, 2008 and 2007:

	2008	Restated 2007

Net Loss	$(2,578)	$(106,463)

Weighted average common shares outstanding (Basic)	315,165,600	1,845,989

Weighted average common stock equivalents

Stock Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	315,165,600	1,845,989

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the presentation of the March 31, 2008 amounts. The reclassifications have no effect on the net loss for the period ended March 31, 2007.

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

List of Investments

Eftas, Inc.	Common shares held	Percentage Owned	Cost	Fair Value

	23,800,000	34%	Internally developed before transfer	$-0-

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 4-	STOCKHOLDERS' (DEFICIT)

On March 31, 2008 and December 31, 2007 the Company has 500,000,000 shares of common stock authorized at a par value of $.001, and 315,165,600 shares issued and outstanding, respectively.

On October 11, 2007 the Company has authorized the creation of Series A and Series B preferred stock, designate and irrevocably reserve one million of the Company’s total authorized capital for both, with a par value of $.001.

Stock Transactions for March 31, 2007- retroactively restated for stock splits

The Company issued 28,680,000 retroactively restated shares of its stock for cash totaling $137,085.

Stock splits for 2007

The Board of Directors on May 29, 2007 voted to effectuate a 100 to1 reverse stock split.

The Board of Directors on October 23, 2007 voted to effectuate a 1 to 100 forward stock split.

The Board of Directors on November 28, 2007 voted to effectuate a 1 to 3 forward stock split.

Stock Transactions for March 31, 2008

There were no stock issuances for the three months ended March 31, 2008.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 7-	PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the years ended March 31, 2008 and 2007. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At March 31, 2008 and 2007 the deferred tax assets consists of the following:

	2008	2007

Deferred taxes due to net effects of operating loss carryforwards	$993,000	$741,000

Less: Valuation Allowance	(993,000)	(741,000)

Net deferred tax asset	$-	$-

At March 31, 2008 and 2007, the Company had federal net operating loss carryforwards in the approximate amounts of $3,310,000 and $2,470,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 7-	GOING CONCERN

As reflected in the financial statements, the Company had no investment income as a BDC and is subject to certain contingencies as discussed in Notes 1 and 8 which could have a material impact on the Companies financial condition and operations.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and going forward, generate revenues and cash flow. The Company withdrew as a BDC and will not be raising money through Form 1-E. The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There matters raise substantial doubt about the Company’s ability to continue as a going concern.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

The Company has restated its financial statements for the three months ended March 31, 2007. The Company did not reflect the proper reporting for a Business Development Company pursuant to section 54 of the Investment Company Act of 1940. The Company is restating its financial statements to comply with those reporting requirements. Moreover, there were transactions that were rescinded by cancelling common stock for all periods shown in these statements. The financial statements have been retroactively restated to remove the cancelled transactions.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 9-	RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

For 3/31/07	Originally Filed For the quarter ended March 31, 2007	Restated For the quarter ended March 31, 2007

Assets	$36,161	$36,161

Liabilities	9,112	17,712

Stockholders' Equity	27,049	18,449

Total Liabilities and Stockholders' Equity	$36,161	$36,161

	Originally Filed For the quarter ended March 31, 2007	Restated For the quarter ended March 31, 2007

OPERATING EXPENSES:	$1,275,628	$106,463

(LOSS) FROM OPERATIONS	(1,275,628)	(106,463)

NET (LOSS)	$(1,275,628)	$(106,463)

Net loss per share, basic and diluted	$(0.14)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	9,396,111	1,845,989

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 10-	SETTLEMENT OFFER

On February 11, 2008 The Company executed and submitted pursuant to Rule 240(a) of the Rules of Practice of the Securities and Exchange Commission (‘Commission”) [17 C.F.R § 201.240(a)] an Offer of settlement (“Offer”) in anticipation of public administrative and cease-and –desist proceedings to be instituted against it by the Commission, pursuant to Section 8A of the Securities Act of 1933 (“Securities Act”) and Section 9(f) of the Investment Company act of 1940 (“Investment Securities Act”).

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

OVERVIEW

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

As previously disclosed, the current purpose of the Company is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

Revenues

There was $0.00 in revenue derived from the Company for the three-month period ended March 31, 2008. There was $0.00 revenue for the three month period ended March 31, 2007.

Operational Expenses

There were $2,578 of expenses for operations for the three-month period ended March 31, 2008, compared to $106,463 of expenses for operations for the three-month period ended March 31, 2007, as restated.

Lower expenses primarily reflect the reduction of consulting and professional fees due to the Company’s lack of operations and transition from a business development company.

There was a net loss before provisions for income taxes of $2,578 for the three-month period ended March 31, 2008, compared to a net loss of $106,463 for the three-month period ended March 31, 2007, as restated

Lower losses primarily reflect the reduction of consulting and professional fees due to the Company’s lack of operations and transition from a business development company.

There were no Sales and Marketing expenses for the three month period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had working capital deficit of $64,477.

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

Going Concern

We have experienced significant losses for the period from inception to March 31, 2008 aggregating $3,309,023. In addition, we had no significant revenue producing operations at 12/31/07 or March 31, 2008.

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

OFF BALANCE SHEET RISK

The Company had no off-balance sheet transactions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Currently the Company has no assets under management and is not subject to market risk.

ITEM 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of Atlantis Technology Group management, including the CEO and Principal Financial Officer of the effectiveness of the design and operation of Atlantis Technology Group disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, Atlantis Technology Group management, including the CEO and Principal Financial Officer, concluded that Atlantis Technology Group disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in Atlantis Technology Group internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during Atlantis Technology Group most recent quarter that has materially affected, or is reasonably likely to materially affect, Atlantis Technology Group internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that Atlantis Technology Group controls will succeed in achieving their stated goals under all potential future conditions.

The Company had material weaknesses identified at December 31, 2007.

The Company was practically inactive for the March 31, 2008 period.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Securities Holders

No matters were submitted to a vote of shareholders during the first quarter of the fiscal year ended March 31, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1	Section 302 Certification of Chief Executive Officer and Principal Financial Officer, Principal Accounting Officer
32.1	Section 906 Certification of Chief Executive Officer and Principal Financial Officer, Principal Accounting Officer

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS TECHNOLOGY GROUP

Date: May 20, 2008
By: /s/ Christopher M. Dubeau
Christopher M. Dubeau, Chief Executive Officer
and Principal Financial Officer, Principal Accounting Officer