Form 10-Q
period 2008-06-30
ATLANTIS TECHNOLOGY GROUP
filed 2008-09-10
CIK 812805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

The number of shares outstanding of the Registrant’s common stock as of June 30, 2008 was 185,165,600.

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

ATLANTIS TECHNOLOGY GROUP

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Condensed Consolidated Balance Sheet as of June 30, 2008
(Unaudited) and December 31, 2007 (Audited)	5

Condensed Consolidated Statements of Operations for the six
and three months ending June 30, 2008 (Unaudited) and 2007
(Unaudited)	6

Condensed Consolidated Statements of Cash Flows the six
months ending June 30, 2008 (Unaudited) and
2007 (Unaudited)	7
Notes to the Condensed Consolidated Financial Statements	8 – 20

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED BALANCE SHEET - (UNAUDITED)
June 30, 2008

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$1,441

TOTAL ASSETS	$-	$1,441

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$118,236	$65,840

Total Liabilities	118,236	65,840

STOCKHOLDERS' DEFICIT

Preferred stock A, $.001 par value, authorized 1,000,000 shares at June 30, 2008, no shares issued	1,000,000	-
Preferred stock B, $.001 par value, authorized 1,000,000 shares at June 30, 2008, no shares issued	1,000,000	-
Common stock, $.001 par value, authorized 500,000,000 shares at June 30, 2008 and Dececember 31, 2007 and 185,165,600 and 315,165,600 shares issued and outstanding	185,166	315,166
Deposit	-	(2,500,000)
Subscription receivable	(76,800)	(79,300)
Additional paid-in capital	3,358,180	5,506,180
Accumulated deficit	(5,584,782)	(3,306,445)

Total Stockholders' Deficit	(118,236)	(64,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$1,441

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months ended June 30,		Three Months ended June 30,
		(Restated)		(Restated)
	2008	2007	2008	2007

REVENUE

Sales	$-	$-	$-	$-

Total revenue	-	-	-	-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Compensation and Consulting	2,237,581	58,850	2,233,830	36,850
Professional fees and other	35,566	125,660	35,566	73,260
General and administrative expenses	5,190	33,782	6,363	11,681

Total operating expenses	2,278,337	218,707	2,275,759	121,791

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,278,337)	(218,707)	(2,275,759)	(121,791)

Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,278,337)	$(218,707)	$(2,275,759)	$(121,791)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	322,445,820	16,238,003	329,726,040	30,787,029

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	Six Months	Six Months
		(Restated)
	ended June 30,	ended June 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss	$(2,278,337)	$(218,707)

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Issuance of common stock for compensation	22,000	-
Issuance of preferred stock for compensation	2,200,000	-

Changes in assets and liabilities:
Increase (Decrease) in accounts payable and other accrued payables	52,396	(400)
Net cash (used in) operating activities -	(3,941)	(219,107)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock issued for cash	2,500	228,123

Net cash provided by financing activities	2,500	228,123

Net Increase (decrease) in cash for the period	(1,441)	9,016

Cash beginning of period	1,441	5,939

Cash end of the period	$-	$14,955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest expense	$-	$-
Income taxes paid	$-	$-

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BUSINESS

The condensed unaudited interim financial statements included herein have been prepared by Atlantis Technology Group (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2007 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the six months ended June 30, 2008 and 2007 may not be indicative of the results for the entire year.

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
JUNE 30, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BUSINESS (CONTINUED)

The Company elected to withdraw its status as BDC on September 10, 2007.

In January 2005, the Company merged with a Nevada corporation and remained the surviving corporation with a Nevada domicile.

On June 1, 2007, the Company participated in a phone call with the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC’s phone call, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet and structure, withdraw its election to be regulated as a BDC. The company withdrew its status as a BDC in September 2007.

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
JUNE 30, 2008 AND 2007

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
JUNE 30, 2008 AND 2007

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

The Company made an offer of settlement with The Securities and Exchange Commission in February 2008(see note 9).

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

At June 30, 2008, The Company maintained cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial statements.

Investments – Valuation

The Company values its investments at fair value. The Company’s only investment is a percentage of a private company. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced on liquidation sale. At June 30, 2008 and 2007 the Company held 34% ownership of a private start up company. The fair market value as determined by the Board of Directors to be zero.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter company transactions have been eliminated in consolidation.

The Company has the following inactive subsidiaries:

1.	Atlantis Media Group
2.	Atlantis Communications Group
3.	Atlantis Energy Corporation

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS for the periods ended June 30, 2008 and 2007:

	2008	2007

Net Loss	$(2,278,337)	$(218,707)

Weighted average common shares outstanding (Basic)	322,445,820	16,238,003

Weighted average common stock equivalents

Stock Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	322,445,820	16,238,003

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the six months ended June 30, 2007 have been reclassified to conform to the presentation of the June 30, 2008 amounts. The reclassifications have no effect on the net loss for the period ended June 30, 2008.

NOTE 3-	INVESTMENTS

The Company in September 2006 incorporated a Nevada wholly owned subsidiary named EFTAS Inc. The Company on or about April 12 , 2007 transferred 66% of the company to an unrelated company. Since it could not finish the project, the Company felt that retaining a 34% ownership was more beneficial to its shareholders as they didn’t have the resources to develop the company. EFTAS (Employment for the Annual Services) is a company dedicated to assist military personnel seeks jobs through an electronic website.

List of Investments

		Percentage
EFTAS, Inc.	Common shares held	Owned	Cost	Fair Value

	23,800,000	34%	Internally	$-0-
			developed
			before
			transfer

NOTE 4-	STOCKHOLDERS' (DEFICIT)

On October 11, 2007 the Company has authorized the creation of Series A and Series B preferred stock, designate and irrevocably reserves one million of the Company’s total authorized capital for both, with a par value of $.001. Each share is convertible to 1,000 shares of common stock.

On June 30, 2008 and December 31, 2007 the Company has 500,000,000 shares of common stock authorized at a par value of $.001, and 315,165,600 and 185,165,600 shares issued and outstanding, respectively.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 4-	STOCKHOLDERS' (DEFICIT) (CONTINUED)

Stock Transactions for the six months ended June 30, 2007

In the 1st quarter, the Company issued 28,680,000 retroactively restated shares of its stock for cash totaling $137,085.

In the 2nd quarter, the Company issued 52,000,000 retroactively restated shares of its stock for cash totaling $91,038.

Stock splits for 2007

The Board of Directors on May 29, 2007 voted to effectuate a 100 to1 reverse stock split.

The Board of Directors on October 23, 2007 voted to effectuate a 1 to 100 forward stock split.

The Board of Directors on November 28, 2007 voted to effectuate a 1 to 3 forward stock split.

Stock Transactions for the six months ended June 30, 2008

There were no stock issuances for the three months ended March 31, 2008.

In April 2008 the Company issued 10,000,000 shares for compensation. The value was $30,000.

In May 2008 the Company issued 15,000,000 shares for compensation. The value was $39,000.

In June 2008 the Company cancelled 5,000,000 shares for compensation. The value was $47,000.

In June 2008 the Company cancelled 150,000,000 shares for deposit on new Business Ventures valued at $2,500,000.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 4-	STOCKHOLDERS' (DEFICIT) (CONTINUED)

Stock Transactions for the six months ended June 30, 2008 (Continued)

In June 2008 the company issued Preferred A Stock 1,000,000 shares for compensation. The value was $1,100,000.

In June 2008 the company issued Preferred B Stock 1,000,000 shares for compensation. The value was $1,100,000.

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

In August 2006 the Company issued 90,000 retroactively restated shares to an officer for compensation. The value was $2,370,000.

There may be other shares that the Company is attempting to recover from previous issuances.

NOTE 5-	STOCK ISSUANCE FOR DEPOSITS

The Company issued 150,000,000 retroactively restated shares for a deposit on new Business Ventures valued at $2,500,000.The stock has been returned and cancelled as of June 30, 2008.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 6-	PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the six months ended June 30, 2008 and the year ended December 31, 2007. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At June 30, 2008 and December 31, 2007 the deferred tax assets consists of the following:

	2008	2007

Deferred taxes due to net effects of operating loss carryforwards	$1,677,000	$993,000

Less: Valuation Allowance	(1,677,000)	(993,000)

Net deferred tax asset	$-	$-

At June 30, 2008 and December 31, 2007, the Company had federal net operating loss carry forwards in the approximate amounts of $5,590,000 and $3,310,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 7-	GOING CONCERN

As reflected in the financial statements, the Company had no investment income as a BDC and operations since withdrawal of a BDC in September, 2007 and is subject to certain contingencies as discussed in Notes 1 and 8 which could have a material impact on the Companies financial condition and operations.

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

NOTE 8-	CONTINGENCY AND UNCERTAINTIES

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

* The Company made an offer of settlement with SEC (see note 9).

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 9-	SETTLEMENT OFFER

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

The Company is still waiting for the offer to be calendared by the SEC.

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

A.
Atlantis shall cease and desist from committing or causing any violations and any future violations of section 17(g), 18(d), 23(a), 34(b), and 56(a) of the Investment Company Act and Rules 17g-1 and 38a-1 there under.

B.	The regulation E exemption as to Atlantis be, and hereby is, permanently suspended.

NOTE 10-	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the six months ended June 30, 2007. The Company did not reflect the proper reporting for a Business Development Company pursuant to section 54 of the Investment Company Act of 1940. The Company is restating its financial statements to comply with those reporting requirements. Moreover, there were transactions that were rescinded by canceling common stock for all periods shown in these statements. The financial statements have been retroactively restated to remove the cancelled transactions.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 10-	RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

For 6/30/07	Originally Filed For the quarter ended June 30, 2007	Restated For the quarter ended June 30, 2007

Assets	$14,955	$14,955

Liabilities	9,112	17,112

Stockholders' Equity	5,843	(2,157)

Total Liabilities and Stockholders' Equity	$14,955	$14,955

	Originally Filed For the quarter ended June 30, 2007	Restated For the quarter ended June 30, 2007

OPERATING EXPENSES:	$293,633	$218,707

(LOSS) FROM OPERATIONS	(293,633)	(218,707)

NET (LOSS)	$(293,633)	$(218,707)

Net loss per share, basic and diluted	$(3.49)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	84,203	16,238,003

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

Revenues

There was $0.00 in revenue derived from the Company for the three-month period ended June 30, 2008. There was $0.00 revenue for the three month period ended June 30, 2007.

Operational Expenses

There were $2,278,337 of expenses for operations for the six month period ended June 30, 2008, compared to $218,707 of expenses for operations for the six month period ended June 30, 2007, as restated.

Lower expenses primarily reflect the reduction of consulting and professional fees due to the Company’s lack of operations and transition from a business development company.

There was a net loss before provisions for income taxes of $2,278,337for the six month period ended June 30, 2008, compared to a net loss of $218,707 for the six month period ended June 30, 2007, as restated.

Lower losses primarily reflect the reduction of consulting and professional fees due to the Company’s lack of operations and transition from a business development company.

There were no sales and marketing expenses for the six month period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had working capital deficit of $ 118,236.

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

Going Concern

We have experienced significant losses for the period from inception to June 30, 2008 aggregating $5,584,782. In addition, we had no significant revenue producing operations at 12/31/07 or June 30, 2008.

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

ITEM 3. Quantitative and Qualitative Disclosures a bout Market Risk.

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

The Company had material weaknesses identified at December 31,2007.

The Company was practically inactive for the June 30, 2008 period.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company has filed an offer of settlement in anticipation of a public administrative cease and desist order by the Securities and Exchange Commission.

On July 16th 2008 a case was filed against Atlantis Technology Group by Inmate John W Perroti in the Nevada US District Court. Atlantis Technology Group officers have filed all necessary documentation to the Nevada US District Court.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Securities Holders

On June 25, 2008.2,000,000 shares of the preferred A&B stock were present or voted their shares by proxy. A quorum having been met, the following items were voted upon and passed: The following directors were elected to serve until the next annual meeting: Mr. Frederick Ganem as director and Mr. Christopher M Dubeau as chairman of the board.

Item 5. Other Information

On June 4th one million shares of preferred A stock and one million shares of preferred B stock was issued to Mr. Christopher M Dubeau.

On June 25th, 2008 Mr. Gerald Jacoby resigned from his position as Director.

Item 6. Exhibits

Exhibits

31 .1 Section 302 Certification of Chief Executive Officer and Principal Financial Officer, Principal Accounting Officer
32 .1 Section 906 Certification of Chief Executive Officer and Principal Financial Officer, Principal Accounting Officer

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIS TECHNOLOGY GROUP

Date: September 9, 2008
By:
Christopher M. Dubeau, Chief Executive Officer and Principal Financial Officer, Principal Accounting Officer