Form 10-Q
period 2008-09-30
ATLANTIS TECHNOLOGY GROUP
filed 2008-11-17
CIK 812805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock as of September 30, 2008 was 185,165,600.

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

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED BALANCE SHEET - (UNAUDITED)
September 30, 2008

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$1,441

TOTAL ASSETS	$-	$1,441

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$51,940	$65,840

Total Liabilities	51,940	65,840

STOCKHOLDERS' DEFICIT
Preferred stock A, $.001 par value, authorized 1,000,000
shares at September 30, 2008, no shares issued	1,000,000	-
Preferred stock B, $.001 par value, authorized 1,000,000
shares at September 30, 2008, no shares issued	1,000,000	-
Common stock, $.001 par value, authorized 500,000,000
shares at September 30, 2008 and Dececember 31, 2007 and 185,165,600
and 315,165,600 shares issued and outstanding	185,166	315,166
Deposit	-	(2,500,000)
Subscription receivable	(76,800)	(79,300)
Additional paid-in capital	3,358,180	5,506,180
Accumulated deficit	(5,518,486)	(3,306,445)

Total Stockholders' Deficit	(51,940)	(64,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$1,441

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months ended September 30,		Three Months ended September 30,
		(Restated)		(Restated)
	2008	2007	2008	2007

REVENUE
Sales	$-	$-	$-	$-

Total Revenue	-	-	-	-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Compensation and Consulting	2,220,000	421,509	-	360,000
Professional fees and other	(7,959)	100,867	(66,296)	35,468
General and administrative expenses	-	93,359	-	1,561

Total Operating Expenses	2,212,041	615,735	(66,296)	397,029

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,212,041)	(615,735)	66,296	(397,029)

Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,212,041)	$(615,735)	$66,296	$(397,029)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	276,351,731	58,027,148	185,165,600	83,119,068

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS TECHNOLOGY GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

	Nine Months Ended
		(Restated)
	September 30,	September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(2,212,041)	$(615,735)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Issuance of common stock for compensation	22,000	360,000
Issuance of preferred stock for compensation	2,200,000	-
Changes in assets and liabilities:
Increase (Decrease) in accounts payable and other accrued payables	(13,900)	(3,112)

Net cash (used in) operating activities	(3,941)	(258,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash - net	2,500	253,302

Net cash provided by financing activities	2,500	253,302

Net Increase (decrease) in cash for the period	(1,441)	(5,545)

Cash beginning of period	1,441	5,939

Cash end of the period	$-	$394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest expense	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 1- ORGANIZATION AND BUSINESS

The condensed unaudited interim financial statements included herein have been prepared by Atlantis Technology Group (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  For further information, these financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2007 and the accompanying notes thereto.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading.  The result of the nine months ended September 30, 2008 and 2007 may not be indicative of the results for the entire year.

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
SEPTEMBER 30, 2008 AND 2007

NOTE 1-ORGANIZATION AND BUSINESS (CONTINUED)

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
SEPTEMBER 30, 2008 AND 2007

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
SEPTEMBER 30, 2008 AND 2007

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
SEPTEMBER 30, 2008 AND 2007

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

At September 30, 2008, The Company maintained cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation, whose amounts do not exceed the insured limit of $100,000.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial statements.

Investments – Valuation

The Company values its investments at fair value.  The Company’s only investment is a percentage of a private company. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced on liquidation sale. At September 30, 2008 and 2007 the Company held 34% ownership of a private start up company. The fair market value as determined by the Board of Directors to be zero.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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
SEPTEMBER 30, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS for the periods ended September 30, 2008 and 2007:

	2008	2007

Net Loss	$(2,212,041)	$(615,735)

Weighted average common shares outstanding (Basic)	276,351,731	58,027,148

Weighted average common stock equivalents
Stock Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	276,351,731	58,027,148

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Reclassifications

Certain amounts for the nine months ended September 30, 2007 have been reclassified to conform to the presentation of the September 30, 2008 amounts. The reclassifications have no effect on the net loss for the period ended September 30, 2008.

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

On September 30, 2008 and December 31, 2007 the Company has 500,000,000 shares of common stock authorized at a par value of $.001, and 185,165,600 and 315,165,600 shares issued and outstanding, respectively.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 4- STOCKHOLDERS' (DEFICIT) (CONTINUED)

Stock Transactions for the nine months ended September 30, 2007

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

Stock Transactions for the nine months ended September 30, 2008

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
SEPTEMBER 30, 2008 AND 2007

NOTE 4- STOCKHOLDERS' (DEFICIT) (CONTINUED)

Stock Transactions for the nine months ended September 30, 2008 (Continued)

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

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 5- STOCK ISSUANCE FOR DEPOSITS

The Company issued 150,000,000 retroactively restated shares for a deposit on new Business Ventures valued at $2,500,000.The stock has been returned and cancelled as of June 30, 2008.

NOTE 6- PROVISION FOR INCOME TAXES

The Company did not provide for income taxes for the nine months ended September 30, 2008 and the year ended December 31, 2007. Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At September 30, 2008 and December 31, 2007 the deferred tax assets consists of the following:

	2008	2007

Deferred taxes due to net effects of operating loss carryforwards	$1,656,000	$993,000

Less: Valuation Allowance	(1,656,000)	(993,000)

Net deferred tax asset	$-	$-

At September 30, 2008 and December 31, 2007, the Company had federal net operating loss carryforwards in the approximate amounts of $5,520,000 and $3,310,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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
SEPTEMBER 30, 2008 AND 2007

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

The settlement was calendared then signed by the commission of the SEC on September 30, 2008.

NOTE 10- RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the nine months ended September 30, 2007. The Company did not reflect the proper reporting for a Business Development Company pursuant to section 54 of the Investment Company Act of 1940. The Company is restating its financial statements to comply with those reporting requirements. Moreover, there were transactions that were rescinded by canceling common stock for all periods shown in these statements. The financial statements have been retroactively restated to remove the cancelled transactions.

ATLANTIS TECHNOLOGY GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 10- RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

For 9/30/07	Originally Filed	Restated
	For the quarter	For the quarter
	ended	ended
	September 30, 2007	September 30, 2007

Assets	$394	$394

Liabilities	15,000	15,000

Stockholders' Equity	(14,606)	(14,606)

Total Liabilities and Stockholders' Equity	$394	$394

	Originally Filed	Restated
	For the quarter	For the quarter
	ended	ended
	September 30, 2007	September 30, 2007

OPERATING EXPENSES:	$679,082	$615,735

(LOSS) FROM OPERATIONS	(679,082)	(615,735)

NET (LOSS)	$(679,082)	$(615,735)

Net loss per share, basic and diluted	$(2.73)	$(0.01)

Weighted average number of shares outstanding,
basic and diluted	248,975	58,027,148

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 as Compared to nine Months Ended September 30, 2007

Revenues

There was $0.00 in revenue derived from the Company for the three-month period ended September 30, 2008. There was $0.00 revenue for the three month period ended September 30, 2007.

Operational Expenses

There were $2,212,041 of expenses for operations for the nine month period ended September 30, 2008, compared to $615,735 of expenses for operations for the nine month period ended September 30, 2007, as restated.

Lower expenses primarily reflect the reduction of consulting and professional fees due to the Company’s lack of operations and transition from a business development company.

There was a net loss before provisions for income taxes of $2,212,041 for the nine month period ended September 30, 2008, compared to a net loss of $615,735 for the nine month period ended September 30, 2007, as restated.

Lower losses primarily reflect the reduction of consulting and professional fees due to the Company’s lack of operations and transition from a business development company.

There were no sales and marketing expenses for the nine month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had working capital deficit of $ 51,940.

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

Going Concern

We have experienced significant losses for the period from inception to September 30, 2008 aggregating $5,518,486. In addition, we had no significant revenue producing operations at 12/31/07 or September 30, 2008.

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

The Company was practically inactive for the September 30, 2008 period.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Securities Holders

None

Item 5. Other Information

In November 2007, the Company incorporated a new wholly-owned subsidiary, Incorp Services, Inc.  On or about December 7, 2007, we changed the corporate name to Global Online Television Corporation for the purpose of providing IPTV service to customers.  During the 1st quarter of 2008, a website was developed using in-house resources and negotiated various agreements with various IPTV service companies.  During the 2nd quarter of 2008, our preliminary test market was opened and failed to demonstrate sufficient market demand to validate our business model.  Accordingly, this corporation was dissolved in July 2008.  During the life of this wholly-owned subsidiary, the entity had no assets, no revenues and only nominal start-up expenses which were paid by the parent company.  The Company has no ongoing liabilities or obligations related to this operation.

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

Date: November 14, 2008
By:
Christopher M. Dubeau, Chief Executive Officer
and Principal Financial Officer, Principal Accounting Officer